Form 10-Q
period 1993-11-30
PIONEER HI BRED INTERNATIONAL INC
filed 1994-01-13
CIK 78716

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended November 30, 1993

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to          .

                    Commission File Number : 0-7908

                    PIONEER HI-BRED INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)


           Iowa                                        42-0470520
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

      700 Capital Square, 400 Locust, Des Moines, Iowa    50309
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (515) 245-3500



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at December 27, 1993
Common Stock ($1.00 par value)                     89,348,605

                 PIONEER HI-BRED INTERNATIONAL, INC.






                                INDEX

PART I.     FINANCIAL INFORMATION                            PAGE NO.

               ITEM 1  FINANCIAL STATEMENTS

                    CONSOLIDATED CONDENSED BALANCE SHEETS-
                      NOVEMBER 30, 1993, AUGUST 31, 1993,
                      AND NOVEMBER 30, 1992                     3-4


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      OPERATIONS-                                 5
                         THREE MONTHS ENDED
                         NOVEMBER 30, 1993 AND 1992


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      CASH FLOWS-                                 6
                         THREE MONTHS ENDED
                         NOVEMBER 30, 1993 AND 1992

                    NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS                      7-8


               ITEM 2  MANAGEMENT'S DISCUSSION AND             9-13
                       ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

               ITEM 6(a)  EXHIBITS                               14

               ITEM 6(b)  REPORTS ON FORM 8-k                    15

                     PIONEER HI-BRED INTERNATIONAL, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Unaudited, in thousands)



                                       November 30,  August 31, November 30,
         ASSETS                             1993        1993        1992

CURRENT ASSETS
    Cash and cash equivalents           $   64,369  $   91,976   $   59,259
    Accounts and notes receivable, net     111,410     196,063      145,783
    Inventories:
         Finished seed                     338,555     229,550      328,922
         Unfinished seed                   253,909     149,299      336,697
         Other                               6,691       3,935        3,226
    Prepaid expenses                         6,867       3,979        9,437
    Income taxes                             3,738         - -        4,172
    Deferred income taxes                   54,362      42,180       49,356
         Total current assets           $  839,901  $  716,982   $  936,852


LONG-TERM ASSETS                            40,110      39,195       44,253




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and
      allowances
    November 30, 1993  $365,596
    August 31, 1993 $356,479
    November 30, 1992  $342,426            443,688     437,660      458,851



INTANGIBLES                                 25,807      27,527       26,642

                                        $1,349,506  $1,221,364   $1,466,598



See Notes to Consolidated Condensed Financial Statements.


                      PIONEER HI-BRED INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited, in thousands)


                                       November 30,  August 31, November 30,
                                            1993        1993        1992
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings               $  160,118  $   64,029   $  225,397
    Current maturities of long-term
      debt                                   1,521       2,250        3,167
    Accounts payable, trade                219,197      79,386      305,243
    Accrued compensation                    26,511      42,080       22,825
    Income taxes payable                       - -      17,522          - -
    Other accruals                          47,054      55,846       29,849
         Total current liabilities      $  454,401  $  261,113   $  586,481


LONG-TERM DEBT                          $   65,730  $   68,127   $   78,057


DEFERRED ITEMS, primarily income taxes
    and retirement benefits             $   59,438  $   60,587   $   60,756


MINORITY INTEREST IN SUBSIDIARIES       $    5,486  $    6,098   $   10,908


SHAREHOLDERS' EQUITY
    Preferred stock, no par value       $      - -  $      - -   $      - -
    Common stock, $1 par value              92,694      92,694       92,694
    Additional paid-in capital              12,962      12,962       14,249
    Retained earnings                      778,363     835,466      694,359
    Cumulative translation adjustment      (11,151)     (6,982)      16,039
                                        $  872,868  $  934,140   $  817,341

    Less:  Cost of common shares
             acquired for the treasury     (98,534)    (97,078)     (78,991)
           Unearned compensation            (9,883)    (11,623)      (7,954)
                                        $  764,451  $  825,439   $  730,396
                                        $1,349,506  $1,221,364   $1,466,598




See Notes to Consolidated Condensed Financial Statements.


                    PIONEER HI-BRED INTERNATIONAL, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited, in thousands)

                                               Three Months Ended
                                                  November 30,
                                               1993          1992

Net sales                                   $ 66,668       $ 68,357

Operating costs and expenses:
   Cost of goods sold                       $ 38,734       $ 35,431
   Research and development                   24,635         22,644
   Selling                                    43,661         42,873
   General and administrative                 29,814         25,233

                                            $136,844       $126,181

      Operating (loss)                      $(70,176)      $(57,824)

Investment income                              3,579          3,475
Interest expense                              (3,216)        (4,186)
Net exchange (loss)                           (2,340)        (4,236)

      (Loss) before items shown below       $(72,153)      $(62,771)

Provision for income taxes                    28,162         23,497
Minority interest and other                      141            467

   (Loss) before cumulative effect
      of accounting chnage                  $(43,850)      $(38,807)

Cumulative effect of accounting change,
   net of income taxes of $10,849                - -        (16,969)

      Net (loss)                            $(43,850)      $(55,776)


(Loss) per common share:*
   (Loss) before cumulative effect of
      accounting change                     $   (.49)      $   (.43)
   Cumulative effect of accounting
      change                                     - -           (.19)

      Net (loss)                            $   (.49)      $   (.62)


Weighted average number of
   common shares outstanding                  89,402         90,274

* Not in thousands

See Notes to Consolidated Condensed Financial Statements.


                    PIONEER HI-BRED INTERNATIONAL, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited, in thousands)

                                                 Three Months Ended
                                                    November 30,
                                                 1993           1992
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                $ (43,850)     $ (55,776)
    Noncash items included in net loss:
      Depreciation and amortization              16,442         14,054
      Cumulative effect of accounting change        - -         16,969
      Other                                        (108)       (11,279)
    Net change in assets and liabilities        (72,179)      (104,593)
        Net cash used in operating
          activities                          $ (99,695)     $(140,625)

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                      $ (21,124)     $ (30,068)
    Other                                         2,889          4,847
        Net cash used in investing
          activities                          $ (18,235)     $ (25,221)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds on short-term borrowings     $ 100,595      $ 135,412
    Dividends paid                              (12,517)       (10,833)
    Other                                        (1,325)         4,295
        Net cash provided by financing
          activities                          $  86,753      $ 128,874

Effect of foreign currency exchange rate
  changes on cash and cash equivalents        $    (868)     $  (1,360)

Effect of change in year-end of the
  Company's international subsidiaries on
  cash and cash equivalents                   $   4,438      $     - -

        Net decrease in cash and cash
          equivalents                         $ (27,607)     $ (38,332)

Cash and cash equivalents, beginning             91,976         97,591
CASH AND CASH EQUIVALENTS, ENDING             $  64,369      $  59,259


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                  $   5,759      $   7,699


    Income taxes                              $   8,549      $  18,592




See Notes to Consolidated Condensed Financial Statements.


               PIONEER HI-BRED INTERNATIONAL, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of November 30, 1993 and 1992, and the results of operations and cash flows for the three months ended November 30, 1993 and 1992. Because of the seasonal nature of the Company's business, the results of operations for the three months ended November 30, 1993, are not indicative of the results to be expected for the full year.

2. The Company is involved in litigation and disputes which are normal to its business, including litigation related to the operations and sale of its former subsidiary, Norand Corporation. In February 1992, the Company filed suit against Bob Groulx, a dealer in field seeds in the vicinity of Munger, Michigan, alleging that Mr. Groulx has engaged in
    (1) tortious interference with the Company's business relationships with its sales representatives, (2) trademark infringement, (3) federal statutory unfair competition, and
    (4) common law unfair competition. In March, 1992, Mr. Groulx filed an answer and countercomplaint which asserted that Pioneer had violated federal and Michigan antitrust statutes and committed various commercial torts. A related case alleging violation of federal and Michigan antitrust statutes, interference with contractual relations and wrongful discharge has been filed by a former Pioneer sales representative. The Company has moved for summary judgment in the Groulx case and has been granted a motion to dismiss the antitrust claims in the related case. The Company believes these claims are without merit.

    Although the outcome of the above matters cannot be predicted with certainty, trial counsel for the Company and management do not believe that their disposition will have a materially adverse effect on the consolidated financial position and results of operations of the Company.

    The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At November 30, 1993, such guarantees totaled approximately $23 million.

    On February 5, 1981, the Company initiated litigation in the Federal District Court for the Southern District of Iowa against Holden Foundation Seeds, Inc. alleging that the named defendants had improperly obtained and used one of the Company's proprietary lines of corn breeding material. On October 30, 1987, a judgment was entered against Holden Foundation Seeds, Inc. on the issue of liability. On December 30, 1991, the court entered a judgment against Holden in the sum of $46.7 million plus interest from December 30, 1991. On September 23, 1992, the court issued its final order in the case. Both parties have appealed. The Company has not recognized any benefit in the financial statements related to this judgment.

3. During the first quarter of fiscal 1994, the Company changed the reporting year-end of its international subsidiaries from June to August to have the subsidiaries' accounting period match the Company's. The effect of this change, a net loss of $.7 million, was recorded as a reduction in retained earnings.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with the Company's audited financial statements and notes for the fiscal year ended August 31, 1993.

MATERIAL CHANGES IN FINANCIAL CONDITION:

    Due to the seasonal nature of the agricultural seed business, the Company generates most of its cash from operations during the second and third quarters of the fiscal year. Cash generated during this time is used to meet the cash needs of the period and to pay the commercial paper and accounts payable which are the Company's primary sources of financing during the first and fourth quarters of the fiscal year. Any excess funds are invested, primarily in short-term commercial paper.

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. The Company also has a $100 million private medium-term note program of which $50 million is available as of November 30, 1993. Short-term debt at November 30, 1993, consisted of $123 million in domestic commercial paper and $37.1 million in direct short-term borrowings from foreign banks. As of November 30, 1993, the Company had available domestic lines of credit totaling $175 million consisting of a $100 million revolving line of credit and $75 million in seasonal lines of credit. The maximum available during the year is $199 million in the second quarter consisting of $100 million revolving lines and $99 million seasonal. The minimum available is a $50 million revolving line of credit during the fourth quarter. Long-term debt at November 30, 1993, consisted principally of $50 million in medium-term notes maturing in February, 1996.

    At November 30, 1993, accounts and notes receivable decreased from a year earlier due to a change in year-end of the Company's international subsidiaries.

    Seed inventories are lower at November 30, 1993, compared to November 30, 1992, due to fewer acres planted and lower yields. Prior year inventories were higher resulting from a record number of seed corn acres planted during 1992 in North America which produced yields 145 percent higher than the 1993 crop.

    Short-term borrowings and accounts payable at November 30, 1993, are lower than the same point in time a year ago primarily due to lower production costs associated with the smaller production crop harvested in the fall of 1993 compared to the fall of 1992.

    Other accruals increased from November 30, 1992, levels due to accruals associated with the restructuring of operations in Africa and the Middle East.

    Additional purchases of the Company's stock represent the increase in treasury stock at November 30, 1993, from a year earlier. To date, of the 5.3 million shares authorized for purchase by the Board of Directors, 3.5 million have been repurchased.


MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net loss for the three months ended November 30, 1993, was $43.9 million, down from the net loss of $55.8 million reported for the first quarter of fiscal 1993. On a per-share basis, net loss for the period ended November 30, 1993, was $.49 compared to a per-share net loss of $.62 for the same period a year earlier. Net loss for the first three months of fiscal 1993 includes the cumulative effect of adopting Financial Accounting Standard 106

(FAS106) which had the effect of reducing fiscal 1993 results $.19 per share. Excluding the effect of this accounting change, per-share net loss for the first three months of fiscal 1993 was $.43 per-share compared to a net loss of $.49 per-share for the current period. The main factors responsible for the larger current period loss were increased fixed costs and additional costs related to the restructuring of operations in Africa and the Middle East. These increases were partially offset by lower net financial expense.

    Net sales through first quarter of fiscal 1994 reached $66.7 million, a decrease from net sales of $68.4 million for the same period a year ago. First quarter seed corn sales are almost entirely generated in regions outside North America and Europe and totaled $26.1 million, a $5.6 million decrease from a year earlier. Seed corn sales in South Africa increased $2.1 as a result of unit sales increases due to initial sales from a new subsidiary. However, reported sales decreased in total due to the change in fiscal year-end for the Company's international subsidiaries from June 30 to August 31.

    Certain operations in the Southern Hemisphere record a large portion of their sales in July and August. Fiscal 1993's first quarter included July and August for our international subsidiaries, while in fiscal 1994 this period will fall in the fourth quarter.

    Although net sales for the current period are below fiscal 1993 levels for the first quarter, annual seed corn revenues are expected to grow in almost all regions. The likelihood of more normal weather in the central United States together with the announced change in the U.S. farm program set-aside from 10 percent to zero is expected to result in more North American corn acres planted in fiscal 1994. In Europe, 1994 acreage is expected to stabilize following implementation of the Common Agricultural Policy (CAP) while continued sales growth in 1994 is expected in Mexico. Results from Central and South America and Asia are expected to show modest growth in 1994.

Other Products Net Sales
(In thousands)
                                       Three Months
                                          Ended
                                       November 30,
                                  1993              1992

Wheat                           $ 16,462          $ 15,384
Microbial products                 8,331             8,289
Other                             15,806            13,001
                                $ 40,599          $ 36,674


    In total, other products sales improved $3.9 million for the period ended November 30, 1993, compared to the same period a year ago. Modest improvement in wheat and specialty plant product sales represent the bulk of the increase in other product sales. Additional wheat sales in Europe and Africa and the Middle East represent the majority of the total wheat sales increase as a result of the change in year-end for the Company's international subsidiaries. A $2.8 million increase in specialty plant product sales accounts for the remaining increase in other products revenue.

    Research expenses increased $2.0 million, or 9 percent, over last year's first quarter. Increased compensation costs due to additional personnel and additional amortization related to technology acquisitions were the main components of the increase. Research expenses are expected to increase approximately 9 percent on an annual basis.

    Selling and general and administrative expenses for the first three months of fiscal 1994, excluding variable costs, increased $7.5 million over the same period a year earlier. Increased compensation costs due to normal merit increases and additional personnel and an additional $4.7 million charge related to restructuring the Company's operations in Africa and the Middle East represent the majority of the increase. Variable costs (commission and shipping costs) as a percentage of sales were comparable between periods.

    Net interest expense for the quarter ended November 30, 1993, decreased $1.1 million from the same period a year ago. Lower average borrowings is the primary factor behind this decrease.

    Net exchange loss decreased $1.9 million through first quarter of fiscal 1993 compared to the same period a year earlier principally due to lower exchange losses in Europe.

    The estimated fiscal 1994 world-wide effective tax rate reflected in the first quarter is 39.1 percent. The actual world-wide effective tax rate for fiscal 1993 was also 39.1 percent.

    Due to the seasonality of the seed business, single quarter results are seldom indicative of year-end results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such comparisons are not emphasized. Typically, most of the Company's revenue and operating profit is generated in the third quarter.

<ARTICLE> 5

<MULTIPLIER> 1,000

                                                          EXHIBIT 27
                                                    FINANCIAL DATA SCHEDULE
REGULATION                 STATEMENT CAPTION                       QTR - 1        QTR - 1        3 - MOS        3 - MOS
                                                                    1994           1993           1994           1993

5-02(1)               Cash and cash equivalents                       64369          59259
5-02(3)(a)(1)         Accounts and notes receivable, net             111410         145783
5-02(6)               Inventory                                      599155         668845
5-02(9)               Total current assets                           839901         936852
5-02(13)              Property, plant, and equipment                 809284         801277
5-02(14)              Accumulated depreciation                       365596         342426
5-02(18)              Total assets                                  1349506        1466598
5-02(21)              Total current liabilities                      454401         586481
5-02(22)              Long-term debt                                  65730          78057
5-02(30)              Common stock                                    92694          92694
5-02(31)              Other shareholder's equity                     671757         637702
5-02(32)              Total liabilities and shareholder's equity    1349506        1466598
5-03(b)(1)(a)         Net sales                                       66668          68357          66668          68357
5-03(b)(2)(a)         Cost of goods sold and research                 63369          58075          63369          58075
5-03(b)(3)            Selling and general and administrative          73475          68106          73475          68106
5-03(b)(3)            Restructuring of operations                       - -            - -            - -            - -
5-03(b)(8)            Financial income (expense), net                 (1977)         (4947)         (1977)         (4947)
5-03(b)(10)           Income/(loss) before taxes and other items     (72153)        (62771)        (72153)        (62771)
5-03(b)(11)           Income tax (expense) benefit                    28162          23497          28162          23497
5-03(b)(14)           Income/(loss) continuing operations            (43850)        (38807)        (43850)        (38807)
5-03(b)(18)           Cumulative effect of accounting change            - -         (16969)           - -         (16969)
5-03(b)(19)           Net income/(loss)                              (43850)        (55776)        (43850)        (55776)
5-03(b)(20)           Earnings (loss) per share                        (.49)          (.62)          (.49)          (.62)



                 PIONEER HI-BRED INTERNATIONAL, INC.



                     PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K.
              No reports on Form 8-K were filed with the Commission during the three months ended November 30, 1993.



                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PIONEER HI-BRED INTERNATIONAL, INC.
                                                 (Registrant)




Date
                                  THOMAS N. URBAN, CHAIRMAN OF THE
                                         BOARD AND PRESIDENT


Date
                                  JERRY L. CHICOINE, SENIOR VICE
                                         PRESIDENT AND CHIEF
                                         FINANCIAL OFFICER