Form 10-Q
period 1994-02-28
PIONEER HI BRED INTERNATIONAL INC
filed 1994-04-14
CIK 78716

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended February 28, 1994

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

                    Yes  X      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at April 8, 1994
Common Stock ($1.00 par value)                     88,836,869

                 PIONEER HI-BRED INTERNATIONAL, INC.






                                INDEX

PART I.     FINANCIAL INFORMATION                            PAGE NO.

               ITEM 1  FINANCIAL STATEMENTS

                    CONSOLIDATED CONDENSED BALANCE SHEETS-
                      FEBRUARY 28, 1994, AUGUST 31, 1993,
                      AND FEBRUARY 28, 1993                     3-4


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      OPERATIONS-                                 5
                         THREE MONTHS AND SIX MONTHS ENDED
                         FEBRUARY 28, 1994 AND FEBRUARY 28,
                         1993


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      CASH FLOWS-                                 6
                         SIX MONTHS ENDED
                         FEBRUARY 28, 1994 AND FEBRUARY 28,
                         1993


                    NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS                      7-8


               ITEM 2  MANAGEMENT'S DISCUSSION AND              9-19
                       ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

               ITEM 6(a)  EXHIBITS                               20

               ITEM 6(b)  REPORTS ON FORM 8-K                    21

                      PIONEER HI-BRED INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited, in thousands)


                                       February 28,  August 31, February 28,
         ASSETS                            1994        1993         1993

CURRENT ASSETS
    Cash and cash equivalents           $  376,885  $   91,976   $  262,895
    Accounts and notes receivable, net     188,482     196,063      110,715
    Inventories:
         Finished seed                     500,438     229,550      464,637
         Unfinished seed                    61,818     149,299      167,551
         Other                               4,651       3,935        7,227
    Prepaid expenses                        12,469       3,979       14,332
    Income taxes                               - -         - -       16,107
    Deferred income taxes                   76,736      42,180       64,123
         Total current assets           $1,221,479  $  716,982   $1,107,587


LONG-TERM ASSETS                            37,891      39,195       31,121




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and
      allowances
    February 28, 1994 $369,856
    August 31, 1993 $356,479
    February 28, 1993 $349,352             444,463     437,660      463,596




INTANGIBLES                                 24,356      27,527       25,374

                                        $1,728,189  $1,221,364   $1,627,678



See Notes to Consolidated Condensed Financial Statements.

                                    -3-

                      PIONEER HI-BRED INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited, in thousands)


                                       February 28,  August 31, February 28,
                                           1994        1993         1993
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings               $   47,738  $   64,029   $   60,356
    Current maturities of long-term
      debt                                   1,070       2,250        2,318
    Accounts payable, trade                 95,050      79,386      197,966
    Customer deposits                      587,107         - -      473,902
    Accrued compensation                    29,522      42,080       26,928
    Income taxes payable                    18,921      17,522          - -
    Other                                   52,506      55,846       31,701
         Total current liabilities      $  831,914  $  261,113   $  793,171


LONG-TERM DEBT                          $   65,530  $   68,127   $   76,343


DEFERRED ITEMS, primarily income
    taxes and retirement benefits       $   60,085  $   60,587   $   62,613


MINORITY INTEREST IN SUBSIDIARIES       $    6,315  $    6,098   $    9,342


SHAREHOLDERS' EQUITY
    Preferred stock, no par value       $      - -  $      - -   $      - -
    Common stock, $1 par value              92,694      92,694       92,694
    Additional paid-in capital              14,318      12,962       12,961
    Retained earnings                      782,009     835,466      667,006
    Cumulative translation adjustment      (11,333)     (6,982)      (1,912)
                                        $  877,688  $  934,140   $  770,749

    Less:  Cost of common shares
             acquired for the treasury     (98,765)    (97,078)     (70,952)
           Unearned compensation           (14,578)    (11,623)     (13,588)
                                        $  764,345  $  825,439   $  686,209
                                        $1,728,189  $1,221,364   $1,627,678




See Notes to Consolidated Condensed Financial Statements.

                                    -4-

                      PIONEER HI-BRED INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited, in thousands)

                              Three Months Ended         Six Months Ended
                                 February 28,              February 28,
                                1994       1993         1994        1993
Net sales                     $250,038   $156,650     $316,706    $225,007

Operating costs and expenses:
  Cost of goods sold          $110,687   $ 79,412     $149,421    $114,843
  Research and development      26,123     24,124       50,758      46,768
  Selling                       55,617     47,032       99,278      89,905
  General and administrative    26,720     26,218       56,534      51,451
  Restructuring of operations      - -      7,200          - -       7,200
                              $219,147   $183,986     $355,991    $310,167

   Operating income (loss)    $ 30,891   $(27,336)    $(39,285)   $(85,160)

Investment income                3,734      4,944        7,313       8,419
Interest expense                (6,077)    (5,231)      (9,293)     (9,417)
Net exchange gain (loss)            50         10       (2,290)     (4,226)

   Income (loss) before items
     below                    $ 28,598   $(27,613)    $(43,555)   $(90,384)

Provision for income taxes     (11,611)    10,849       16,551      34,346
Minority interest and other       (834)     1,560         (693)      2,027

   Income (loss) before
     cumulative effect of
     accounting change        $ 16,153   $(15,204)    $(27,697)   $(54,011)

Cumulative effect of
   accounting change, net of
   income taxes of $10,849         - -        - -          - -     (16,969)

   Net income (loss)          $ 16,153   $(15,204)    $(27,697)   $(70,980)

Income (loss) per common share:*
   Income (loss) before cumulative
     effect of accounting
     change                   $    .18   $   (.17)    $   (.31)   $   (.60)
   Cumulative effect of
     accounting change             - -        - -          - -        (.19)

   Net income (loss)          $    .18   $   (.17)    $   (.31)   $   (.79)

Dividends per common
  share*                      $    .14   $    .12     $    .28    $    .24
Weighted average number of
  common shares
  outstanding                   89,370     90,349       89,386      90,311

* Not in thousands


See Notes to Consolidated Condensed Financial Statements.

                                      -5-

                      PIONEER HI-BRED INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                   Six Months Ended
                                                     February 28,
                                                 1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                  $(27,697)      $(70,980)
  Noncash items included in net (loss):
    Depreciation and amortization               33,133         29,120
    Cumulative effect of accounting change         - -         16,969
    Other                                      (37,552)       (20,704)
  Net change in assets and liabilities         383,340        293,561
      Net cash provided by operating
        activities                            $351,224       $247,966

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment            $    - -       $ 15,400
  Payments received on notes receivable          7,034         10,372
  Disbursements for notes receivable            (3,164)        (3,053)
  Capital expenditures                         (33,176)       (58,087)
  Other                                           (743)         4,800
      Net cash used in investing activities   $(30,049)      $(30,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on short-term borrowings       $ (7,773)      $(26,451)
  Proceeds from long-term borrowings               295         11,047
  Principal payments on long-term borrowings    (1,717)        (7,874)
  Purchase of common stock                      (5,183)           - -
  Dividends paid                               (25,024)       (21,664)
       Net cash used in financing activities  $(39,402)      $(44,942)

Effect of exchange rate changes on cash
  and cash equivalents                        $ (1,302)      $ (7,152)

Effect of change in year-end of the
  Company's international subsidiaries
  on cash and cash equivalents                $  4,438       $    - -

      Net increase in cash and cash
        equivalents                           $284,909       $165,304

Cash and cash equivalents, beginning            91,976         97,591
CASH AND CASH EQUIVALENTS, ENDING             $376,885       $262,895


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                  $ 11,135       $ 11,981


    Income taxes                              $ 31,255       $ 46,093




See Notes to Consolidated Condensed Financial Statements.

                                    -6-

               PIONEER HI-BRED INTERNATIONAL, INC.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of February 28, 1994 and 1993, and the results of operations and cash flows for the six months ended February 28, 1994 and 1993. Because of the seasonal nature of the Company's business, the results of operations for the six months ended February 28, 1994, are not indicative of the results to be expected for the full year.

2. The Company is involved in litigation and disputes which are normal to its business. In March, 1994, the Company was granted a summary judgment dismissal of antitrust counterclaims made by Bob Groulx, a Michigan dealer in field seeds, after the Company instituted suits against him for trademark infringement, unfair competition and other claims. Management does not believe that the disposition of pending litigation will have a material adverse impact on the consolidated financial position and result of operations of the Company.

    The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At February 28, 1994, such guarantees totaled approximately $23 million.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at February 28, 1994, consisted of $47.7 million in direct short-term borrowings from foreign banks.

The Company has the following domestic lines of credit available for fiscal 1994:
(in thousands)
                         Revolving      Seasonal     Total

First quarter            $100,000       $75,000      $175,000
Second quarter           $100,000       $99,000      $199,000
Third quarter            $ 50,000         none       $ 50,000
Fourth quarter           $ 50,000         none       $ 50,000

    The Company also has available a $100 million private medium-term note program of which $50 million was outstanding as of February 28, 1994. The medium-term note matures in February,
1996.

    Cash and cash equivalents and customer deposits at February 28, 1994, are higher than last year primarily due to timing of collections and increased sales. A change in the discount offered during "Pioneer Days", the Company's sales promotion and discount period, made it more advantageous for customers to pay for seed during the early pay discount period before Pioneer Days.

    At February 28, 1994, accounts and notes receivable increased from the same time a year ago primarily due to increased sales outside North America.

    February 28, 1994, seed inventories are down from the previous year due to lower production levels associated with the below-average yields harvested last fall and earlier seed sales.

    Lower grower liabilities associated with decreased production levels and below-average yields resulted in lower levels of accounts payable at February 28, 1994, compared to February 28, 1993.

    For the six months ended February 28, 1994, treasury stock increased principally due to the additional purchase of 140,000 shares of the Company's stock totaling $5.2 million. To date, of the 5.3 million shares authorized for purchase by the Board of Directors, 3.7 million have been repurchased. The Company also transferred 99,500 shares totaling $3.5 million to the Company's restricted stock plan since August 31, 1993.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net loss for the six months ended February 28, 1994, was $27.7 million, or $.31 per share, compared to a net loss of $71 million, or $.79 per share, for the same period a year ago. Net loss for the first six months of fiscal 1993 includes the cumulative effect of adopting Financial Accounting Standards Board Statement No. 106 which reduced fiscal 1993 results $.19 per share. Excluding the effect of this accounting change, per-share net loss for the first six months of fiscal 1993 was $.60 per-share compared to a net loss of $.31 per-share for the current period.

Net Sales and Operating Profit (Loss)
(Unaudited, in thousands)

                  Quarter Ended                 Six Months Ended
                   February 28,     Increase       February 28,      Increase
               1994         1993   (Decrease)    1994       1993    (Decrease)
Net sales:
 Corn        $209,901     $128,152   $ 81,749  $235,970    $159,835  $ 76,135
 Soybeans       8,016        4,555      3,461     8,061       4,651     3,410
 Other         32,121       23,943      8,178    72,675      60,521    12,154

  Total
   net sales $250,038     $156,650   $ 93,388  $316,706    $225,007  $ 91,699


Operating profit (loss):
 Corn        $ 57,076     $  7,450   $ 49,626  $ 12,469    $(27,687) $ 40,156
 Soybeans      (4,910)      (5,781)       871   (11,088)    (11,397)      309
 Other         (8,243)     (16,615)     8,372   (14,550)    (13,958)     (592)
 Restructuring of
   operations     - -          - -        - -       - -      (7,200)    7,200

  Product operating
   profit
   (loss)    $ 43,923     $(14,946)  $ 58,869  $(13,169)   $(60,242) $ 47,073

Indirect general &
 administrative
 expense      (13,032)     (12,390)      (642)  (26,116)    (24,918)   (1,198)

Operating profit
 (loss)      $ 30,891     $(27,336)  $ 58,227  $(39,285)   $(85,160) $ 45,875


Units delivered, North America:
 Corn           1,567        1,447        120     1,585       1,453       132
 Soybeans         664          353        311       664         353       311


INTERNATIONAL SUBSIDIARIES - CHANGE IN REPORTING YEAR-END

    A shift in seed sales recognition between quarters, resulting from the change in the reporting year-end of the Company's international subsidiaries, was the principal factor for the quarter and year-to-date improvements in sales and operating profit (loss).

    In prior years, the quarterly reporting periods of the Company's international subsidiaries ended in September, December, March, and June, two months prior to the quarterly periods of the fiscal year used in the United States. Due to the seasonal nature of the seed business, changing the reporting year-end of the international subsidiaries from June to August had a significant impact on quarter results.

    In regions outside North America, the change in reporting periods shifted sales and operating profits typically recorded in the first and third quarters of the reporting year to the fourth and second quarters. For the first half of fiscal 1994, the change in reporting periods accounted for approximately 75 percent, or $70 million, of the sales improvement and almost all of the increase in operating results over the same period last year.

    In Europe, year-to-date sales increased $60.8 million, and operating profit increased $38.6 million. A large portion of European sales are recorded in January and February. Sales for these months, which in prior years were reported as part of third quarter results, are included in second quarter for fiscal 1994.

    Year-to-date sales and operating profit in Central and South America decreased $16.8 million and $13.7 million, respectively, from 1993 levels. As discussed in the first quarter, certain international subsidiaries record a large portion of their sales in July and August and, prior to fiscal 1994, results for these two months were included in the first quarter of the following fiscal year. Beginning in fiscal 1994, the July and August operating results of international subsidiaries will be included in the fourth quarter of the current fiscal year.

    In Mexico, Asia, and Africa and the Middle East year-to-date sales increased $24.3 million and operating profit improved $23.7 million as sales shifted from third quarter to second quarter.

    The remaining discussion primarily focuses on results of operations excluding the effect of the international subsidiaries change in reporting year-end.

SEED CORN

    North American seed corn operations also contributed to the current year improvements. Sales in North America improved $10.1 million and $10.8 million over 1993 second quarter and year-to-date amounts. Increased unit sales, together with an increase in the average sales price, were responsible for the improvements. The Company does not record a sale until the seed has been delivered to the customer. In North America, units delivered are running approximately 9 percent ahead of fiscal 1993 through second quarter, contributing $8.6 million to the year-to-date sales increase. Deliveries in 1993 were hampered by poor weather conditions causing some customers to delay taking delivery of their seed until later in the Spring.

    On an annual basis, unit sales are expected to remain above prior year levels. An expected North American acreage increase of 7 percent to 9 percent together with strong product performance and focused marketing and sales efforts, are the primary driving forces behind the expected increase in unit sales. As always, weather is an unknown variable which could cause actual results to differ significantly from our current expectations.

    The average sales price of seed corn in North America for the first six months of fiscal 1994 increased 2.4 percent over 1993 levels, contributing $2.2 million to the increase in sales. For the year, however, the average sales price is expected to only increase approximately 1 percent. The mix of sales through second quarter of fiscal 1994 compared to the same period last year is responsible for the higher year-to-date increase.

SOYBEAN AND OTHER PRODUCTS

Other Products Net Sales
(In thousands)
                  Quarter Ended                 Six Months Ended
                   February 28,     Increase       February 28,      Increase
               1994         1993   (Decrease)    1994       1993    (Decrease)
Net sales:
 Wheat       $    921     $  2,158   $ (1,237) $ 17,382    $ 17,542  $   (160)
 Other seed    16,926       11,328      5,598    24,135      18,291     5,844
 Microbial
   products     2,578        2,446        132    10,909      10,734       175
 Developing
   products    11,696        8,011      3,685    20,249      13,954     6,295

  Total
   net sales $ 32,121     $ 23,943    $ 8,178  $ 72,675    $ 60,521  $ 12,154

                                     -15-

    Additional sales improvements were recognized from the soybean, specialty plant product, and alfalfa product lines. North American soybean sales increased $3.6 million through second quarter over fiscal 1993, a result of earlier units delivered. Developing product sales improved as a result of increased specialty plant product sales totaling $7 million during the first half of fiscal 1994. Current year alfalfa sales increased $1.5 million year-to-date over 1993 levels due to additional unit sales in western North America.

OPERATING PROFIT

    Year-to-date operating profit was positively impacted by the change in reporting period of the Company's international subsidiaries and increased contributions from North American seed corn. North American seed corn gross profit improved $6.2 million as more seed corn units were delivered in the first half of fiscal 1994.

    Year-to-date research expenses increased $4 million, or 9 percent, over the same period last year. Total research expenses are expected to increase approximately 9 percent on an annual basis as well. Planned growth in field testing and winter nursery costs and additional costs related to technology acquisitions were the main components of the increase.

    Selling and general and administrative expenses for the first six months of fiscal 1994, excluding variable costs, increased

$8.2 million over the same period a year ago. Fiscal 1993 results included the recovery of $6 million of accounts previously written-off in East Europe. Current year variable costs (commission and shipping costs) as a percentage of sales decreased from the same period a year ago as a result of a change in the mix of North American seed sales to seed sales in other regions through second quarter. The change in the reporting year-end of the Company's international subsidiaries caused more of their sales to be reported in the second quarter. Commission expense as a percent of sales is lower for the Company's international subsidiaries as a majority of their sales are made to independent dealers who are not paid a commission.

NET FINANCIAL AND OTHER

    Interest expense, net of investment income, for the first six months of fiscal 1994 increased $1 million from the same period a year ago. Prior year results include a $1 million gain on the redemption of the Company's investment in Norand Corporation, a former subsidiary.

    Net exchange loss decreased $1.9 million through second quarter of fiscal 1994 compared to the same period a year earlier principally due to decreased exchange losses in Europe.

    The estimated fiscal 1994 world-wide effective tax rate reflected in the second quarter is 38 percent. The actual world-wide effective tax rate for fiscal 1993 was 39.1 percent.

    Financial Accounting Standards Board Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" was adopted for U.S. based employees in fiscal 1993. The Company elected to immediately recognize the transition obligation, which totaled $27.8 million before tax, as a cumulative effect of accounting change.

ANNUAL EXPECTATIONS

    On an annual basis, North American seed corn sales and operating profit are expected to increase from fiscal 1993. Unit sales are expected to increase as a result of acreage increases and anticipated market share gains. An increase in the average sales price per unit will also positively impact sales and operating profit. Fiscal 1994 per-unit cost of goods sold is expected to be comparable to the prior year. As noted previously, the weather could cause actual results to differ from our current expectations.

    North American soybean sales, which represent approximately 97 percent of total soybean sales, are also expected to grow as a result of increased unit sales. Total current year soybean unit sales are expected to exceed the 8.9 million units sold in fiscal 1993. The average sales price per-unit is also estimated to increase, positively impacting annual sales. However, operating results will likely be comparable to fiscal 1993, as per-unit cost of sales are expected to increase due to higher commodity prices. As with corn, weather is an unknown variable.

    Seed corn sales and operating results outside North America are also expected to grow. In Europe, operating results should be comparable to fiscal 1993. Fiscal 1994 acreage is expected to stabilize following implementation of the Common Agricultural Policy. Although unit sales are expected to increase in the region, the strengthening of the U.S. dollar against the Italian lira is expected to reduce revenues and operating results in Italy. Additional sales in other European countries and lower fixed costs for the region are expected to offset the negative impact of the change in the value of the dollar against the lira.

    Continued sales growth is expected in Mexico, although not at the levels sustained the past few years. Results from Central and South America and Asia are expected to show modest growth in 1994. The remaining key markets in Africa and the Middle East should also provide increased sales and operating results from the levels they recorded in fiscal 1993.

    Due to the seasonality of the seed business, single quarter results are seldom indicative of year-end results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such comparisons are not emphasized. Typically, most of the Company's revenue and operating profit is generated in the third quarter.

[ARTICLE] 5

[MULTIPLIER] 1,000

                                                          EXHIBIT 27
                                                    FINANCIAL DATA SCHEDULE
REGULATION                 STATEMENT CAPTION                          QTR - 2       QTR - 2        6 - MOS        6 - MOS
                                                                        1994          1993           1994           1993

5-02(1)                    Cash and cash equivalents                   376885        262895
5-02(3)(a)(1)              Accounts and notes receivable, net          188482        110715
5-02(6)(a)(1)              Inventory                                   566907        639415
5-02(9)                    Total current assets                       1221479       1107587
5-02(13)                   Property, plant and equipment               814319        812948
5-12(14)                   Accumulated depreciation                    369856        349352
5-02(18)                   Total assets                               1728189       1627678
5-02(21)                   Total current liabilities                   831914        793171
5-02(22)                   Long-term debt                               65530         76343
5-02(30)                   Common stock                                 92694         92694
5-02(31)                   Other shareholder's equity                  671651        593515
5-03(b)(1)(a)              Net sales                                   250038        156650         316706         225007
5-03(b)(2)(a)              Cost of goods sold and research             136810        103536         200179         161611
5-03(b)(3)                 Restructuring of operations                    - -          7200            - -           7200
5-03(b)(4)                 Selling, general and admin.                  82337         73250         155812         141356
5-03(b)(8)                 Financial expense, net                        2343           287           1980            998
5-03(b)(10)                Income/(loss) before taxes & other items     28598        (27613)        (43555)        (90384)
5-03(b)(11)                Income tax (expense) benefit                (11611)        10849          16551          34346
5-03(b)(14)                Income/(loss) continuing operations          16153        (15204)        (27697)        (54011)
5-03(b)(18)                Cumulative effect-chngs in acctg. prin.        - -           - -            - -         (16969)
5-03(b)(19)                Net income/(loss)                            16153        (15204)        (27697)        (70980)
6-03(b)(20)                Earnings/(loss) per share                      .18          (.17)          (.31)          (.79)


                 PIONEER HI-BRED INTERNATIONAL, INC.



                     PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K.
              No reports on Form 8-K were filed with the Commission during the three months ended February 28, 1994.



                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PIONEER_HI-BRED_INTERNATIONAL,_INC.
                                                 (Registrant)




Date
                                  THOMAS N. URBAN, CHAIRMAN OF THE
                                         BOARD AND PRESIDENT


Date
                                  JERRY L. CHICOINE, SENIOR VICE
                                         PRESIDENT AND CHIEF
                                         FINANCIAL OFFICER