Form 10-Q
period 1994-05-31
PIONEER HI BRED INTERNATIONAL INC
filed 1994-07-14
CIK 78716

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended May 31, 1994

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

                    Yes  X      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at June 27, 1994
Common Stock ($1.00 par value)                    87,723,189

                 PIONEER HI-BRED INTERNATIONAL, INC.






                                INDEX

PART I.     FINANCIAL INFORMATION                            PAGE NO.

               ITEM 1  FINANCIAL STATEMENTS

                    CONSOLIDATED CONDENSED BALANCE SHEETS-
                      MAY 31, 1994 AUGUST 31, 1993
                      AND MAY 31, 1993                         3-4


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      OPERATIONS-
                         THREE MONTHS AND NINE MONTHS ENDED
                         MAY 31, 1994 AND 1993                   5


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      CASH FLOWS-
                         NINE MONTHS ENDED
                         MAY 31, 1994 AND 1993                   6


                    NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS                     7-8


               ITEM 2  MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS              9-18


PART II.   OTHER INFORMATION

               ITEM 6(A) EXHIBITS                               19

               ITEM 6(B) REPORTS ON FORM 8-K                    20

                     PIONEER HI-BRED INTERNATIONAL, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Unaudited, in thousands)


                                           May 31,     August 31,    May 31,
                                            1994          1993        1993
         ASSETS

CURRENT ASSETS
    Cash and cash equivalents            $  309,186   $   91,976   $  170,789
    Accounts and notes receivable, net      304,149      196,063      232,685
    Inventories:
         Finished seed                      178,014      229,550      282,103
         Unfinished seed                    100,191      149,299       90,618
         Other                                3,108        3,935        6,304
    Prepaid expenses                          6,553        3,979        6,042
    Deferred income taxes                    43,597       42,180       47,068
         Total current assets            $  944,798   $  716,982   $  835,609


LONG-TERM ASSETS                             34,315       39,195       28,122


PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and
    allowances
    May 31, 1994 $377,552
    August 31, 1993 $356,479
    May 31, 1993 $369,750                   449,325      437,660      464,456


INTANGIBLES                                  22,312       27,527       30,569

                                         $1,450,750   $1,221,364   $1,358,756






See Notes to Consolidated Condensed Financial Statements.

                                      -3-

                      PIONEER HI-BRED INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited, in thousands)


                                           May 31,     August 31,    May 31,
                                            1994         1993         1993
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Short-term borrowings                $   28,219   $   64,029   $   60,831
    Current maturities of long-term debt        912        2,250        1,545
    Accounts payable, trade                  84,224       79,386       92,991
    Accrued compensation                     38,089       42,080       33,867
    Income taxes payable                    130,191       17,522      109,948
    Other accruals                           64,215       55,846       40,171
         Total current liabilities       $  345,850   $  261,113   $  339,353


LONG-TERM DEBT                           $   65,751   $   68,127   $   75,642


DEFERRED ITEMS, primarily income taxes
    and retirement benefits              $   62,257       60,587   $   59,806


MINORITY INTEREST IN SUBSIDIARIES        $    6,510   $    6,098   $    8,657


SHAREHOLDERS' EQUITY
    Preferred stock, no par value        $       --   $       --   $       --
    Common stock, $1 par value               92,694       92,694       92,694
    Additional paid-in capital               14,317       12,962       12,961
    Retained earnings                     1,029,923      835,466      884,770
    Cumulative translation adjustment        (7,444)      (6,982)      (9,166)
                                         $1,129,490   $  934,140   $  981,259

    Less:  Cost of common shares
             acquired for the treasury     (145,797)     (97,078)     (93,532)
           Unearned compensation            (13,311)     (11,623)     (12,429)
                                         $  970,382   $  825,439   $  875,298

                                         $1,450,750   $1,221,364   $1,358,756






See Notes to Consolidated Condensed Financial Statements.


                                      -4-

                      PIONEER HI-BRED INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited, in thousands)

                                Three Months Ended      Nine Months Ended
                                      May 31,                May 31,
                                 1994        1993        1994        1993


Net sales                     $1,038,502  $  930,916  $1,355,208  $1,155,923

Operating costs and expenses:
  Cost of goods sold          $  393,269  $  331,451  $  542,690  $  446,294
  Research and development        28,799      23,309      79,557      70,077
  Selling                        163,954     149,818     263,232     239,723
  General and administrative      34,729      29,090      91,263      80,541
  Restructuring of operations        - -      28,800         - -      36,000
                              $  620,751  $  562,468  $  976,742  $  872,635

   Operating income           $  417,751  $  368,448  $  378,466  $  283,288

Investment income                  5,228       3,872      12,541      12,291
Interest expense                  (2,261)     (4,699)    (11,554)    (14,116)
Net exchange gain (loss)            (636)        151      (2,926)     (4,075)

   Income before items shown
     below                    $  420,082  $  367,772  $  376,527  $  277,388

Provision for income taxes      (159,632)   (139,478)   (143,081)   (105,132)
Minority interest and other         (123)        332        (816)      2,359

   Income before cumulative
     effect of accounting
     change                   $  260,327  $  228,626  $  232,630  $  174,615

Cumulative effect of
   accounting change, net of
   income taxes of $10,849           - -         - -         - -     (16,969)

   Net income                 $  260,327  $  228,626  $  232,630  $  157,646

Income per common share:*
   Income before cumulative
     effect of accounting
     change                   $     2.94  $     2.53  $     2.61  $     1.93
   Cumulative effect of
     accounting change               - -         - -         - -        (.19)

   Net income                 $     2.94  $     2.53  $     2.61  $     1.74

Dividends per common
  share*                      $      .14  $      .12  $      .42  $      .36
Weighted average number of
  common shares
  outstanding                     88,472      90,370      89,078      90,331

* Not in thousands


See Notes to Consolidated Condensed Financial Statements.


                      PIONEER HI-BRED INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                       Nine Months Ended
                                                            May 31,

                                                       1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $ 232,630   $ 157,646
    Noncash items included in net income:
      Depreciation and amortization                    50,588      44,005
      Cumulative effect of accounting change             - -       16,969
      Other                                             7,540      25,784
    Net change in assets and liabilities               96,122     (33,846)
        Net cash provided by operating activities   $ 386,880   $ 210,558


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investment                $    - -    $  15,400
    Payments received on notes receivable               7,971      10,891
    Disbursements for notes receivable                 (4,947)     (6,853)
    Capital expenditures                              (49,853)    (82,740)
    Other                                              (3,177)      8,671
        Net cash used in investing activities       $ (50,006)  $ (54,631)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on short-term borrowings           $ (31,803)  $ (21,215)
    Proceeds from long-term borrowings                    345      12,784
    Principal payments on long-term
      borrowings                                       (1,834)    (10,714)
    Purchase of common stock                          (52,153)    (22,443)
    Dividends paid                                    (37,437)    (32,526)
        Net cash used in financing activities       $(122,882)  $ (74,114)

Effect of exchange rate changes on cash
    and cash equivalents                            $  (1,220)  $  (8,615)

Effect of change in year-end of the company's
    international subsidiaries on cash and cash
    equivalents                                     $   4,438   $    - -

        Net increase in cash and cash equivalents   $ 217,210   $  73,198

Cash and cash equivalents, beginning                   91,976      97,591
CASH AND CASH EQUIVALENTS, ENDING                   $ 309,186   $ 170,789


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                        $  14,344   $  17,278


    Income taxes                                    $  46,111   $  45,937


See Notes to Consolidated Condensed Financial Statements.

                                    -6-

                    PIONEER HI-BRED INTERNATIONAL, INC.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of May 31, 1994 and 1993, and the results of operations and cash flows for the nine months ended May 31, 1994 and 1993. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended May 31, 1994, are not necessarily indicative of the results to be expected for the full year.

2. The Company is involved in litigation and disputes which are normal to its business. Management does not believe that the disposition of pending litigation will have a material adverse impact on the consolidated financial position and results of operations of the Company.

    The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At May 31, 1994, such guarantees totaled approximately $23 million.

    On February 5, 1981, the Company initiated litigation in the Federal District Court for the Southern District of Iowa against Holden Foundation Seeds, Inc. alleging that the named defendants had improperly obtained and used one of the Company's proprietary lines of corn breeding material. On October 30, 1987, a judgment was entered against Holden Foundation Seeds, Inc. on the issue of liability. On December 30, 1991, the court entered a judgment against Holden in the sum of $46.7 million plus interest from

    December 30, 1991. On September 23, 1992, the court issued its final order in the case. Both parties appealed, and on July 12, 1994, the U.S. Circuit Court of Appeals in St. Louis affirmed the 1992 decision. Both parties are considering their legal options. The Company has not recognized any benefit in the financial statements related to this judgment.

3. During the first quarter of fiscal 1994, the Company changed the reporting period of its international subsidiaries from June to August to have the subsidiaries' accounting period match the Company's. The effect of this change, a net loss of $.7 million, was recorded as a reduction in retained earnings.

    In prior years, the quarterly reporting periods of the Company's international subsidiaries ended in September, December, March, and June, two months prior to the quarterly periods of the fiscal year used in the United States and Canada. Due to the seasonal nature of the seed business, changing the reporting year-end of the international subsidiaries from June to August has a significant impact on quarter results.

    In Europe, the change in reporting periods shifted sales and operating profits typically recorded in the third and fourth quarters to the second and third quarters. In Central and South America, the change shifts sales from first quarter to the fourth quarter.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at May 31, 1994, consisted of $28.2 million in direct short-term borrowings from foreign banks.

    The Company has the following domestic lines of credit available for fiscal 1994:

(In thousands)

                             Revolving    Seasonal     Total

First quarter                $100,000     $ 75,000     $175,000
Second quarter               $100,000     $ 99,000     $199,000
Third quarter                $ 50,000         none     $ 50,000
Fourth quarter               $ 50,000         none     $ 50,000

                                 -9-

   The Company also has a $100 million private medium-term note program of which $50 million was outstanding as of May 31, 1994. The medium-term note matures in February, 1996.

    Cash and cash equivalents at May 31, 1994, are higher than last year primarily due to cash receipts on record-setting sales through third quarter. The increased sales through May 31, 1994, are the result of higher North American corn sales and the recognition of substantially all of European sales due to the change in their accounting periods. As a result, accounts and notes receivable also increased from the period reported a year ago.

    Seed inventories are down from the previous year due to below-average yields harvested last fall and higher seed sales in the current year.

    Record levels of cash receipts and a move to funding international subsidiaries internally are the principal factors in lower short-term borrowings at May 31, 1994.

    Other accruals increased at May 31, 1994 compared to the previous year as a result of customer deposits in Central and South America. The change in reporting year-end shifted these deposits from fourth quarter to third quarter.

    During the nine months ended May 31, 1994, an additional 1.4 million shares of the Company's stock was repurchased for $52 million. On June 16, 1994, the Board of Directors authorized the repurchase of an additional five million shares of the Company's stock. To date, of the total 10.3 million shares authorized, 5 million have been repurchased.

    On June 16, 1994, the Company declared a regular quarterly cash dividend of $.17 per share, up 21 percent from the $.14 per share dividend paid the prior four quarters.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net income for the nine months ended May 31, 1994, was $232.6 million, or $2.61 per share, compared to net income of $157.6 million, or $1.74 per share, for the same period a year ago. Net income for the first nine months of fiscal 1993 includes the cumulative effect of adopting Financial Accounting Standards Board Statement No. 106 which had the effect of reducing fiscal 1993 results $.19 per share. Excluding the effect of this accounting change, per-share net income for the first nine months of fiscal 1993 was $1.93 per-share compared to net income of $2.61 per-share for the current period. Prior year results also included provisions totaling $36 million, or $.25 per share, for costs associated with realigning the Company's operations in Africa and the Middle East.

    Record seed sales in North America helped improve sales for the nine-month period 17 percent, to a record $1.355 billion. Seed corn sales in North America increased $102 million, or 14 percent, while earlier soybean seed deliveries increased sales $26 million, or 33 percent, compared to the previous year. The change in subsidiaries' reporting period is responsible for the majority of the remaining improvement.

    Management expects record earnings for fiscal 1994 and believes there is an excellent chance for the Company to reach its goal of 20 percent return on ending equity this year - one year earlier than targeted.

    Annual results are expected to be outstanding. However, the fourth quarter of 1994 is expected to show a greater loss than last year's $.42 per-share due to the earlier recognition of sales and related margin in North America and Europe this year.

    Ideal weather conditions in North America this spring allowed customers to plant seed early. As of May 31, 1994, approximately 98 percent of total estimated corn acreage and 78 percent of total estimated soybean acreage were planted compared to approximately 90 percent and 45 percent at May 31, 1993. With planting decisions made earlier, the Company expects approximately one million fewer soybean seed unit sales in 1994's fourth quarter compared to 1993's. Fourth quarter North American unit sales of seed corn in the current year should approximate the 400,000 units sold for the same period a year ago.

    Due to the change in the subsidiaries' reporting period, Europe is expected to have minimal fourth quarter sales this year compared to $65 million last year. However, in Central and South America, fourth quarter sales could be $15 million higher than last year.

Net Sales and Operating Income (Loss)
(Unaudited, in thousands)


         Quarter Ended                  Nine Months Ended
                        May 31,       Percentage       May 31,       Percentage
                     1994     1993      Change     1994      1993      Change
Net sales:
  Corn           $  866,810 $800,921     8.22%  $1,102,780 $  960,756   14.78%
  Soybeans          100,863   76,590    31.70%     108,924     81,241   34.08%
  Other              70,829   53,405    32.63%     143,504    113,926   25.96%

    Total net
     sales       $1,038,502 $930,916    11.56%  $1,355,208 $1,155,923   17.24%


Product operating
 profit (loss):
  Corn           $  407,991 $398,661     2.34%  $  420,460 $  370,774   13.40%
  Soybeans           22,167   15,132    46.49%      11,079      3,735  196.63%
  Other               3,828   (4,558)              (10,722)   (18,316)  41.46%
  Restructuring
   of operations       - -    28,800                   - -    (36,000)

  Product line
   operating
   profit        $  433,986 $380,435    14.08%  $  420,817 $  320,193   31.43%

Indirect general &
  administrative
 expenses            16,235   11,987    35.43%      42,351     36,905   14.76%

Operating income $  417,751 $368,448    13.38%  $  378,466 $  283,288   33.60%


Units delivered, North America
  Corn                9,574    8,417    13.75%      11,159      9,870   13.06%
  Soybeans            7,361    5,925    24.24%       8,025      6,278   27.83%


      NORTH AMERICAN OPERATIONS

Seed Corn

    Sales in North America accounted for nearly 75 percent of 1994 and 1993 year-to-date worldwide seed corn sales. North American sales improved $91 million, or 15 percent, and $102 million, or 14 percent, for the quarter and nine months ended May 31, 1994. A 13 percent increase in units delivered accounted for $94 million of the year-to-date North American improvement. An increase in the average sales price accounts for the remaining improvement.

    Preliminary figures indicate that annual North American seed corn sales are expected to reach 11.2 million units, a 12 percent increase over fiscal 1993 levels. Seed corn acreage in North America is expected to be 7 percent higher than last year, in large part due to a decrease in the U.S. farm program set-aside from 10 percent to zero. Accordingly, the Company estimates it will post a market share gain of approximately 2 percentage points.

    North American seed corn operating profit improved approximately $35 million for the quarter and nine months ended May 31, 1994. Additional unit sales improved year-to-date operating profit $50 million over last year. An increase in the average sales price of seed corn within North America improved operating results $8 million due to an increase in the card price of the Company's top-performing hybrids and a shift by customers to higher-priced hybrids. Higher per-unit cost of sales reduced year-to-date operating profit $16 million. Below average seed field yields last fall resulting from poor weather conditions in the midwest and higher commodity costs increased the per-unit cost of the 1993 crop.

    World-wide research expenses increased $9 million, or 14 percent, through May 31, 1994. Planned growth in field testing and winter nursery costs and additional costs related to technology acquisitions account for most of the increase. On an annual basis, research expenses are expected to increase approximately 9 percent. For the nine months ended May 31, 1994, North American research expenses for corn account for $7 million of the total increase.

    Seed corn fixed selling and general and administrative expenses in North America remained comparable to the prior year. Variable seed corn selling costs (commission and shipping costs) as a percentage of sales was also comparable to the prior year-to-date results.


Soybeans

    Current quarter and year-to-date soybean seed sales increased 32 percent and 34 percent over prior year levels. Results through third quarter are virtually all from North American operations. Units delivered are running approximately 28 percent ahead of last year and represents $23 million of the improvement. This is the result of earlier seed delivery in the current year. Poor weather conditions in the midwest last year significantly delayed planting.

    On an annual basis, unit sales are expected to increase 4 percent over fiscal 1993 results. Improvements in product performance and availability of key varieties when and where they were in demand played important roles in this increase. Poor growing conditions last year caused tight supplies of some varieties, limiting sales growth potential.

    Operating profit for North American soybean seed for the first nine months of fiscal 1994 improved $7 million, more than double the results from the same period last year. Increased unit sales was the main factor in this change, increasing operating profit $6 million.
An increase in the average sales price per-unit contributed another $3 million to the improvement, however, increased per-unit cost of goods sold resulting from higher commodity prices reduced operating profit $2 million. Variable selling and marketing costs as a percentage of sales were comparable between years.

Other Products

Other Products Net Sales
(in thousands)


                        Quarter Ended             Nine Months Ended
                           May 31,     Percentage       May 31,     Percentage
                       1994      1993    Change      1994      1993   Change

Net sales:
  Other seeds        $ 40,561  $ 38,900    4.27%  $ 82,078  $ 74,552   10.09%
  Microbial products    9,607     5,325   80.41%    20,516    16,059   27.75%
  Developing products  20,661     9,180  125.06%    40,910    23,315   75.47%

Total net sales      $ 70,829  $ 53,405   32.63%  $143,504  $113,926   25.96%


Contribution:
  Other seeds        $  8,552  $  6,897           $ 14,423  $ 10,511
  Microbial products    4,142     1,312              5,486     2,081
  Developing products  (2,358)   (7,297)           (11,467)   (9,384)
  Total
    contributions    $ 10,336  $    912           $  8,442  $  3,208

  Joint fixed costs    (6,508)   (5,470)           (19,164)  (21,524)

Total operating
  income/(loss)      $  3,828  $ (4,558)          $(10,722) $(18,316)


     Total other products net sales for the quarter and nine months ended May 31, 1994, improved 33 percent and 26 percent over the same periods a year ago. Other seeds sales improved in large part due to higher sunflower sales. Developing product sales improved as a result of increased specialty plant product sales.

     Increased unit sales of sunflower account for the majority of the other products improvement in operating profit. These improvements should carry through to year-end. Microbial products improved operating profit $4 million through third quarter, mostly the result of the change in reporting period of the Company's international subsidiaries. On an annual basis, microbial products operating results could increase 20 percent from a year ago.

INTERNATIONAL SUBSIDIARIES

     A shift in seed sales recognition between quarters, resulting from the change in the reporting period of the Company's international subsidiaries, improved sales $40 million and operating profit $14 million for the first nine months of fiscal 1994. Virtually all of these sales and operating profit improvements fall within the seed corn product line. Reserves taken in 1993 related to the restructure of operations in Africa and the Middle East also had the effect of improving comparative year-to-year operating results.

     In Europe, year-to-date sales and operating profit improved $40 million and $26 million, respectively. The sales season in Europe is similar to that of North America. As a result, the majority of sales occur from February to May. With April and May included in fourth quarter a year ago, operating profit totaling $12 million was recognized in the period. In the current year, with sales virtually complete in the region, a fourth quarter operating loss is expected.

     For all of fiscal 1994, operating results in Europe should be comparable to fiscal 1993. Fiscal 1994 acreage has decreased some from last year. Unit sales, however, are expected to increase in the region, principally a result of improved sales in Hungary and Spain. Hungarian sales and operating results will improve from a year ago as the market in this country continues to develop. Sales and operating results in Spain are expected to improve following several years of drought. However, the strengthening of the U.S. dollar against the Italian lira and reduced unit sales and selling price in France and Germany will offset most of these gains.

     Year-to-date sales and operating results in Central and South America decreased $6 million and $7 million, respectively, from 1993 levels. For the year, operating profit in this region is expected to improve approximately $4 million, or over 50 percent. As discussed in the previous two quarters, subsidiaries in this region record a large portion of their sales in July and August and, prior to fiscal 1994, results for these two months were included in the first quarter of the following fiscal year. Beginning in fiscal 1994, the July and August operating results will be included in the fourth quarter of the current fiscal year.

     In the remaining regions, year-to-date sales improved $6 million and operating results decreased $5 million from the same period a year ago. Of these totals, Mexico contributed increased sales and operating results totaling $4 million and $2 million, respectively. Increased unit sales on reduced acreage, higher selling prices, and lower production costs resulting from improved yields were the main factors for this improvement. The remaining decrease in operating results is principally the result of fiscal 1993 collections on previously written-off accounts receivable in the C.I.S.

     Continued sales growth resulting from exceptional product performance is expected to increase 1994 annual operating results in Mexico 25 percent, or approximately $5 million over the prior year. In addition, increased unit sales in the remaining key markets in Africa and the Middle East is expected to result in increased sales and improved operating results from the levels recorded in fiscal 1993.

NET FINANCIAL AND OTHER

     Interest expense decreased $3 million for the first nine months of fiscal 1994 compared to the same period a year ago. Record cash receipts resulting from record-setting sales allowed the Company to fund international subsidiaries internally, thus reducing external borrowing costs.

     The estimated fiscal 1994 world-wide effective tax rate reflected in the third quarter is 38 percent. The actual world-wide effective tax rate for fiscal 1993 was 39.1 percent.

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

[ARTICLE] 5

[MULTIPLIER] 1,000
                                      VOLUNTARY SCHEDULE - CERTAIN FINANCIAL INFORMATION

REGULATION                 STATEMENT CAPTION                          THIRD QTR      THIRD QTR      --------- YEAR TO DATE----
                                                                        1994           1993                1994           1993
5-02(1)                    Cash and cash equivalents                   309186         170789
5-02(3)(a)(1)              Accounts and notes receivable, net          304149         232685
5-02(6)(a)(1)              Inventory                                   281313         379025
5-02(9)                    Total current assets                        944798         835609
5-02(13)                   Property, plant and equipment               826877         834206
5-02(14)                   Accumulated depreciation                    377552         369750
5-02(18)                   Total assets                               1450750        1358756
5-02(21)                   Total current liabilities                   345850         339353
5-02(22)                   Long-term debt                               65751          75642
5-02(30)                   Common stock                                 92694          92694
5-02(31)                   Other Shareholders Equity                    877688        782604
5-03(b)(1)(a)              Net sales                                   1038502        930916            1355208        1155923
5-03(b)(2)(a)              Cost of goods sold and research              422068        354760             622247         516371
5-03(b)3                   Restructuring of operations                     - -         28800                - -          36000
5-03(b)(4)                 Selling, general and admin.                  198683        178908             354495         320264
5-03(b)(8)                 Financial income (expense), net                2331          (676)             (1939)         (5900)
5-03(b)(10)                Income before taxes & other items            420082        367772             376527         277388
5-03(b)(11)                Income tax benefit/(expense)                (159632)      (139478)           (143081)       (105132)
5-03(b)(14)                Income/(loss) continuing operations          260327        228626             232630         174615
5-03(b)(18)                Cumulative effect-chngs in acctg. prin.         - -           - -                - -         (16969)
5-03(b)(19)                Net income/(loss)                            260327        228626             232630         157646
6-03(b)(20)                Earnings/(loss) per share                     2.94          2.53               2.61           1.74

                                                             -19-

                 PIONEER HI-BRED INTERNATIONAL, INC.



                     PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended May 31, 1994.



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