Form 10-K
period 1994-08-31
PIONEER HI BRED INTERNATIONAL INC
filed 1994-11-23
CIK 78716

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

        X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the fiscal year ended August 31, 1994

                                  OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to          .

                   Commission File Number : 0-7908

                 PIONEER HI-BRED INTERNATIONAL, INC.
                 -----------------------------------
         (Exact name of registrant as specified in its charter)


                  Iowa                           42-0470520
     -------------------------------        -------------------
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)         Identification No.)

       700 Capital Square, 400 Locust, Des Moines, Iowa  50309
       ---------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

  Registrant's telephone number, including area code: (515) 248-4800

      Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
           Title of each class            on which registered
           -------------------        -------------------------
                  NONE                           NONE

      Securities registered pursuant to Section 12(g) of the Act:

                            Title of class
                    -----------------------------
                    Common Stock ($1.00 par value)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                          No
                   ---                            ---

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 14, 1994, was $2,589,072,000. As of October 14, 1994, 85,282,946 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

   1. Registrant incorporates by reference portions of the Pioneer Hi-Bred International, Inc. Annual Shareholders' Report for the year ended August 31, 1994. (Items 1 and 2 of Part I, Items 5, 6, 7 and 8 of Part II.)

   2. Registrant incorporates by reference portions of the Pioneer Hi-Bred International, Inc. Proxy Statement for the annual meeting of shareholders on February 28, 1995. (Items 10, 11, 12 and 13 of Part
III).



                                  PART I

ITEM 1.  BUSINESS

   The description of business contained in the Annual Report to Shareholders for the year ended August 31, 1994 is incorporated herein by reference.

ITEM 2.  PROPERTIES

   The description of properties contained in the Annual Report to Shareholders for the year ended August 31, 1994 is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

   Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable



                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   Market information for the Registrant's Common Stock contained in the Annual Report to Shareholders for the year ended August 31, 1994 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

   Selected financial data contained in the Annual Report to Shareholders for the year ended August 31, 1994 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's discussion and analysis of financial condition and results of operations contained in the Annual Report to Shareholders for the year ended August 31, 1994 is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Registrant, together with the report thereon of KPMG Peat Marwick LLP contained in the Annual Report to Shareholders for the year ended August 31, 1994 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 28, 1994; and the information responsive to the item is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 28, 1994; and the information responsive to the item is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 28, 1994; and the information responsive to the item is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 28, 1994; and the information responsive to the item is incorporated herein by reference.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements

        The consolidated financial statements of Pioneer Hi-Bred
        International, Inc. and subsidiaries filed are listed on page 4.

    (a) 2.  Financial Statement Schedules

        The financial statement schedules of Pioneer Hi-Bred
        International, Inc. and subsidiaries filed are listed on page 4.

    (a) 3.  Exhibits

        The exhibits to the Annual Report of Pioneer Hi-Bred
        International, Inc. filed are listed on page 14.

    (b) Reports on Form 8-K

        No report on Form 8-K was filed during the fourth quarter of the year ended August 31, 1994.

                             FINANCIAL STATEMENTS
                                      AND
                        FINANCIAL STATEMENT SCHEDULES
                                      OF
                     PIONEER HI-BRED INTERNATIONAL, INC.
                  FOR THE FISCAL YEAR ENDED AUGUST 31, 1994


                                    INDEX

Financial Statements

The following consolidated financial statements of Pioneer Hi-Bred International, Inc. and subsidiaries are incorporated by reference in
Part II, Item 8:

Independent Auditors' Report
Consolidated Balance Sheets - August 31, 1994 and 1993
Consolidated Statements of Income - years ended August 31, 1994, 1993 and 1992
Consolidated Statements of Shareholders' Equity -years ended August 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows- years ended August 31, 1994, 1993 and 1992
Notes to Consolidated Financial Statements

                                                                    Page

Prior years Independent Auditors' Reports                            5-6

Financial Statement Schedules

The following financial statement schedules of Pioneer Hi-Bred
International, Inc. and subsidiaries are submitted in response to Part IV, Item 14:

Independent Auditors' Report                                         7

Schedule V - Property and Equipment                                  8

Schedule VI - Accumulated Depreciation of Property and Equipment     9

Schedule VII - Guarantees of Securities of Other Issuers             10

Schedule VIII - Valuation and Qualifying Accounts                    11

Schedule IX - Short-Term Borrowings                                  12

Schedule X - Supplementary Income Statement Information              13

Exhibits to the Annual Report                                        14

All other financial statement schedules have been omitted as not required, not applicable, or because all the data are included in the financial statements.

                        Independent Auditor's Report

TO THE SHAREHOLDERS
PIONEER HI-BRED INTERNATIONAL, INC.
DES MOINES, IOWA

Our audit of the consolidated financial statements of Pioneer Hi-Bred International, Inc. and subsidiaries included schedules V, VI, VIII, IX, and X contained herein, for the year ended August 31, 1992.

In our opinion, such schedules present fairly the information required to be set forth therein in conformity with generally accepted accounting principles.

McGladrey & Pullen


Des Moines, Iowa
October 22, 1992

                           Independent Auditor's Report


TO THE SHAREHOLDERS
PIONEER HI-BRED INTERNATIONAL, INC.
DES MOINES, IOWA

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Pioneer Hi-Bred International, Inc. and subsidiaries for the year ended August 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pioneer Hi-Bred International, Inc. and subsidiaries for the year ended August 31, 1992, in conformity with generally accepted accounting principles.

McGladrey & Pullen

Des Moines, Iowa
October 22, 1992

                         Independent Auditors' Report

TO THE SHAREHOLDERS
PIONEER HI-BRED INTERNATIONAL, INC.
DES MOINES, IOWA

Under date of October 14, 1994, we reported on the consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1994, and 1993 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related 1994 and 1993 financial statement schedules V, VI, VII, VIII, IX, and X. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Des Moines, Iowa
October 14, 1994

                       PIONEER HI-BRED INTERNATIONAL, INC.

                        SCHEDULE V-PROPERTY AND EQUIPMENT
                                (In thousands)

 Column A            Column B    Column C    Column D    Column E*     Column F    Column G

                    Balance At                                        Cumulative   Balance
                    Beginning   Additions              Transfers and  Translation   At End
Classification      Of Period    At Cost   Retirements Other Changes  Adjustment  Of Period

Year ended August 31, 1994
 Land and land
  improvements      $  57,779   $  1,251    $  3,612     $   3,212     $    192   $  58,822
 Buildings            302,797     11,829       3,125        17,530          800     329,831
 Machinery and
  equipment           361,819     37,461      23,704        48,519         (165)    423,930
 Construction in
  progress             67,454     29,812         - -       (67,799)          73      29,540
                    $ 789,849   $ 80,353    $ 30,441     $   1,462     $    900   $ 842,123

Year ended August 31, 1993:
 Land and land
  improvements      $  60,443   $  1,797    $  4,395     $     363     $   (429)  $  57,779
 Buildings            295,947      4,865       5,900        13,610       (5,725)    302,797
 Machinery and
  equipment           370,065     33,489      52,354        20,371       (9,752)    361,819
 Construction in
  progress             41,961     59,980          15       (34,270)        (202)     67,454
                    $ 768,416   $100,131    $ 62,664     $      74     $(16,108)  $ 789,849

Year ended August 31, 1992:
 Land and land
  improvements      $  57,422   $  2,703    $  1,142     $     618     $    842   $  60,443
 Buildings            293,289      3,348       6,142         2,189        3,263     295,947
 Machinery and
  equipment           343,182     24,787      16,275        16,100        2,271     370,065
 Construction in
  progress             17,506     44,335         388       (19,407)         (85)     41,961
                    $ 711,399   $ 75,173    $ 23,947     $    (500)     $ 6,291   $ 768,416


Depreciation is computed using the straight-line method and the following lives:

     Land improvements         5-40 years
     Buildings                 5-40 years
     Machinery and equipment   2-40 years

*Column E includes an adjustment for plant closings of $(2,153), $(74), and $500 for the years ended August 31, 1994, 1993, and 1992, respectively. For the year ended August 31,
1994, column E also includes the net change in property and equipment resulting from the change in year end of the Company's international subsidiaries.

                         PIONEER HI-BRED INTERNATIONAL, INC.

           SCHEDULE VI-ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                   (In thousands)

 Column A        Column B   Column D   Column E   Column F*   Column G    Column H

                           Additions
                Balance At Charged To                        Cumulative   Balance
                Beginning  Costs And                         Translation  At End
 Description    Of Period   Expenses  Retirements Transfers  Adjustment  Of Period

Year ended August 31, 1994:
 Land
  improvements  $ 10,854    $ 2,128     $   954     $  56     $  (426)   $ 11,658
 Buildings        96,897     10,809       1,921       235       1,105     107,125
 Machinery and
  equipment      244,438     47,174      18,672       (35)         56     272,961
                $352,189    $60,111     $21,547     $ 256     $   735    $391,744

Year ended August 31, 1993:
 Land
  improvements  $ 10,282    $ 1,404     $   673     $ - -     $  (159)   $ 10,854
 Buildings        90,796      9,690       1,759      (250)     (1,580)     96,897
 Machinery and
  equipment      225,452     40,926      16,690       250      (5,500)    244,438
                $326,530    $52,020     $19,122     $ - -     $(7,239)   $352,189

Year ended August 31, 1992:
 Land
  improvements  $  8,706    $ 1,621     $   146     $ - -     $   101    $ 10,282
 Buildings        79,917     12,253       1,642        16         252      90,796
 Machinery and
  equipment      200,117     37,870      13,919       (16)      1,400     225,452
                $288,740    $51,744     $15,707     $ - -     $ 1,753    $326,530

*Column F includes the net change in accumulated depreciation of property and equipment resulting from the change in year end of the Company's international subsidiaries for the year ended August 31, 1994.

                         PIONEER HI-BRED INTERNATIONAL, INC.

                SCHEDULE VII-GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                   August 31, 1994
                                    (In thousands)

   Column A          Column B       Column C      Column D     Column E   Column F          Column G
                                                Amount owned                         Nature of any default
Name of issuer                                  by person or  Amount in             by issuer of securities
of securities      Title of each  Total amount  persons for  treasury of            guaranteed in principal,
guaranteed by        class of      guaranteed   which state-  issuer of              interest, sinking fund
person for which    securities        and         ment is    securities  Nature of  or redemption provisions,
statement is filed  guaranteed     outstanding     filed     guaranteed  guarantee   or payment of dividends

Bankers Trust       Letter of        $ 23,000       - -         - -      Principal            None
 Company (debtor-     Credit                                            and interest
 Village Court
 Associates)

                  PIONEER HI-BRED INTERNATIONAL, INC.

           SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
                            (In thousands)

       Column A             Column B     Column C    Column D       Column E

                                        Additions
                            Balance At  Charged To                  Balance
                            Beginning   Costs And    Deductions     At End
      Description           Of Period    Expenses   (Recoveries)*  Of Period

Allowance for Doubtful Accounts:

Year ended August 31, 1994   $18,573     $ 5,249      $ 3,267       $20,555

Year ended August 31, 1993   $24,771     $ 7,455      $13,653       $18,573

Year ended August 31, 1992   $24,041     $16,145      $15,415       $24,771





 *Represents accounts charged off as uncollectible, net of recoveries of bad debts.

                          PIONEER HI-BRED INTERNATIONAL, INC.

                           SCHEDULE IX-SHORT-TERM BORROWINGS
                                      (In thousands)

   Column A            Column B   Column C   Column D    Column E      Column F
                                             Maximum      Average      Weighted
                                 Weighted    Amount       Amount       Average
                      Balance At  Average  Outstanding  Outstanding  Interest Rate
Category of Aggregate    End     Interest    During       During        During
Short-Term Borrowings Of Period    Rate    The Period   The Period    The Period
       (A)                                                 (B)           (C)

Year ended August 31, 1994:

 Commercial paper     $   - -       - -     $124,050      $ 26,679        3.33%
 Banks                 13,988     14.39%      40,088        36,532       11.14%
                      $13,988               $164,138      $ 63,211


Year ended August 31, 1993:

 Commercial paper     $   - -        - -    $190,037      $ 43,653        3.45%
 Banks                 64,029     10.61%      64,567        45,483       15.81%
                      $64,029               $254,604      $ 89,136


Year ended August 31, 1992:

 Commercial paper     $   - -       - -     $203,455      $  6,417        5.14%
 Banks                 89,960      8.38%      49,400        47,141        3.83%
                      $89,960               $252,855      $103,558




(A) Domestic borrowings were entirely in commercial paper while all bank notes were from foreign sources.
(B) Average amounts outstanding during the periods for commercial paper and bank notes were computed on daily balances outstanding and month-end balances outstanding, respectively.
(C) Weighted average interest rates during the periods were computed using the weighted average of the outstanding balances during the year, without giving effect to the compensating balances.

                   PIONEER HI-BRED INTERNATIONAL, INC.

          SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (In thousands)

   Column A                                   Column B

                                   Charged to Costs and Expenses
    Item                               Year Ended August 31,
                                1994            1993            1992

Advertising costs             $21,902         $22,580         $17,786




During the years ended August 31, 1994, 1993, and 1992, the Company did not have any material amounts of maintenance and repairs, amortization of intangibles or other assets, taxes other than payroll and income taxes, or royalties.

                                 INDEX

                 Exhibits to Annual Report on Form 10-K
                        Year Ended August 31, 1994
                   PIONEER HI-BRED INTERNATIONAL, INC.


                                                                     Page

Exhibit 11--Statement re:  Computation of earnings per share          15

Exhibit 13--Annual Report to Shareholders for the fiscal year ended August 31, 1994

  Description of the Company's business incorporated by reference    16-17

  Net sales and operating profit by product statement incorporated
    by reference                                                      18

  Description of properties incorporated by reference                 19

  Market for the Registrant's common stock incorporated by reference  20

  Selected financial data incorporated by reference                   21

  Management's discussion and analysis of financial condition and
    results of operations incorporated by reference                  22-36

  Consolidated financial statements of the Registrant, together
    with the report thereon incorporated by reference                37-51

Exhibit 21--Subsidiaries of Registrant                               52-54

Exhibit 27--Financial data schedule                                   55

                                  EXHIBIT 11

                      PIONEER HI-BRED INTERNATIONAL, INC.

                       COMPUTATION OF EARNINGS PER SHARE
                    (In thousands, except per share amounts)
                                            Years Ended August 31,
                              1994      1993      1992      1991      1990
Number of shares of common
 stock outstanding at
 beginning of the period     89,442    90,274    90,829    92,772    94,713

Weighted average number of
 shares of common stock
 issued during the period        90       148        52       111       147

Weighted average number of
 shares of common stock
 purchased for the treasury
 during the period             (884)     (308)      (92)   (1,992)   (1,371)

Weighted average number of
 shares of common stock
 outstanding during the
 period                      88,648    90,114    90,789    90,891    93,489

Income before cumulative
 effect of changes in
 accounting principles     $212,664  $137,453  $152,160  $104,177   $72,652

Income before cumulative
 effect of changes in
 accounting principles
 per common share          $   2.40  $   1.53  $   1.68  $   1.15   $   .78

Net income                 $212,664  $120,484  $152,160  $104,177   $72,652

Earnings per common share  $   2.40  $   1.34  $   1.68  $   1.15   $   .78



The common stock equivalents have not entered into the earnings per share computations because they would not have a dilutive effect.

                                   EXHIBIT 13

                            The Company's Business

Pioneer Hi-Bred's business is the broad application of the science of genetics. Pioneer was founded in 1926 to apply newly discovered genetic techniques to hybridize corn. Today, the Company develops, produces, and markets hybrids of corn, sorghum, sunflower, and vegetables and varieties of soybean, alfalfa, wheat, and canola.

Hybrids, crosses of two or more unrelated inbred lines, can be reproduced only by crossing the original parent lines. Thus, a grower must purchase new seed each year to obtain the original hybrid.

Varietal crops, such as soybeans and wheat, will reproduce themselves with little or no genetic variation. Growers can save grain from the previous crop for planting. However, growers are becoming increasingly aware of the advantages of purchasing "new" seed every year, although in times of cash-flow crisis, they may tend to forgo those advantages.

Pioneer maintains the ownership of and controls the use of inbreds and varieties through patents and the Plant Variety Protection Act of 1970. Within the United States, this essentially prohibits other parties from selling seed made from those inbreds and varieties until such protection expires, usually well after the useful life of the seed. Outside of the United States, the level of protection afforded varies from country to country according to local law and international agreement. The Company believes it is vital that the products developed by its research programs remain proprietary. They must remain so in order to provide the economic return necessary to support continued research and product development and to generate an adequate return to its shareholders.

Pioneer also applies the science of genetics to the development of microorganisms useful in crop and livestock production. The Company has also established a business group to develop and market a range of products and services designed to enhance the value of its core products.

The Company's principal products are hybrid seed corn and soybean seed which have accounted for approximately 89 percent of total net sales and substantially 100 percent of operating profits over the last five years. These products are expected to continue to play a dominant role in the Company's results of operations for the foreseeable future.

The Company also sells various other products which provide the sales organization with a full line of products to offer customers. The contribution margin on sales of these products covers fixed costs which would not disappear if the product lines were eliminated.

Approximately 73 percent of total 1994 sales were made within the United States and Canada (the North America region) and 16 percent in Europe. Our goal within developing nations is to aid the development of the existing seed market and establish a business that can grow and prosper as these economies develop.

Two significant factors determining the volume of seed sold and the related profit are government policies and weather. Government policies affect, among other things, crop acreage and commodity prices. Weather can affect commodity prices, the Company's seed field yields, and planting decisions made by farmers. Compared to hybrid seed, sales and profits from non-hybrid seed are more heavily dependent on commodity prices and face competition from farmer-saved seed. As a result, the margins are narrower and contributions are subject to year-to-year fluctuations.

In North America, the majority of Pioneer(R) brand seed is marketed through independent sales representatives, most of whom are also farmers. In areas outside of the traditional Corn Belt, seed products are often marketed through dealers and distributors who handle other agricultural supplies. Pioneer products are marketed outside North America through a network of subsidiaries, joint ventures, and independent producer-distributors.

The hybrid seed corn industry is characterized by intense competition. In 1994, Pioneer seed corn held an estimated market share of 44.9 percent in North America. The next six competitors held an estimated combined market share of 25.1 percent with the closest competitor holding approximately 8.5 percent. The remainder of the market is divided among more than 300 companies selling regionally. The Company's 1994 purchased soybean seed market share is estimated at 16.4 percent, placing it above the closest competitor's estimated 9.8 percent market share.

Pioneer is the leading brand of hybrid seed corn in many European countries. In France, which has the largest European market for seed corn, Pioneer holds about a 27 percent market share. In Germany, Hungary, Italy, and Austria, Pioneer has market shares of approximately 12, 41, 61, and 48 percent, respectively. In addition, Pioneer has seed corn market shares of approximately 40 percent in Mexico and 14 percent in Brazil.

Competition in the seed industry is based primarily on price and product performance. The Company's objective is to produce products which consistently out-perform the competition and so command a premium price. The Company has been successful competing on that basis and expects to continue to do so through its on-going investment in research and development of proprietary products. The future success of the Company depends heavily on the results of these research activities. Continued improvement in the performance of the Company's products is necessary to maintain profit margins and market share.

The Company's research and product development activities are directed at products with significant market potentials. Pioneer believes it possesses the largest single proprietary pool of germplasm in the world from which to develop new hybrid and varietal seed products. The majority of the Company's seed research is done through classical plant breeding techniques. However, the use of biotechnology is expected to have a significant impact on future results, both for Pioneer and the seed industry at large. The Company's application of biotechnology is focused on planned plant transformation as opposed to an experimental approach where the objective is to achieve a major breakthrough largely by chance.

In the production of its commercial seed, the Company generally provides the parent seed stock, detasseling and rogueing labor, and certain other production inputs. The balance of the labor, equipment, and inputs are supplied by independent growers. The Company believes the availability of growers, parent stock, and other inputs necessary to produce its commercial seed is adequate for planned production levels.

The Company's Microbial Genetics Division produces and distributes inoculants for silage, hay, and other forages, and direct-fed microbial products for livestock. This business unit is focused on the research and development of products containing naturally occurring microorganisms. Microbial-based products are expected to continue to have an important role in the Company's business as their use in agriculture expands.

At August 31, 1994, the Company employed approximately 4,800 people worldwide.

Because the seed business is highly seasonal, the Company's interim results will not necessarily indicate the results for the full year. Substantially all seed sales are made from late second quarter through the end of the third quarter (December 1 through May 31) of the fiscal year. Typically, the Company operates at a loss during the first and fourth quarters. Varying climatic conditions can change the earnings pattern between quarters. These conditions affect the delivery of seed and can cause a shift in sales between quarters.


                                                               EXHIBIT 13

Consolidated Net Sales and Operating Profit (Loss) by Product
(In thousands, except per share amounts)
Years Ended August 31,  1994     %         1993     %         1992     %         1991     %         1990     %

NET SALES:
  Corn             $ 1,185,349  80.2  $ 1,077,310  80.2   $ 1,012,841  80.3   $  900,468  80.0  $  761,239  78.9
  Soybeans             127,468   8.6      116,553   8.7       109,408   8.7      105,306   9.4      94,039   9.8
  Other                165,874  11.2      149,574  11.1       139,556  11.0      119,128  10.6     109,175  11.3
Total Net Sales    $ 1,478,691 100.0  $ 1,343,437 100.0   $ 1,261,805 100.0   $1,124,902 100.0  $  964,453 100.0

OPERATING PROFIT (LOSS):
  Corn             $   383,447  32.3  $   354,493  32.9   $   316,826  31.3   $  257,761  28.6  $  194,070  25.5
  Soybeans               7,508   5.9        7,329   6.3         7,571   6.9        1,577   1.5         779   0.1
  Other                (21,063)(12.7)     (23,995)(16.0)      (29,753)(21.3)     (20,899)(17.5)    (19,649)(18.0)
  Restructuring and
    Settlements         44,553   3.0      (53,585) (4.0)          - -   - -          - -   - -         - -   - -
Product Line Operating
   Profit          $   414,445  28.0  $   284,242  21.1   $   294,644  23.3   $  238,439  21.2  $  175,200   8.2
Indirect General and
  Administrative
  Expense              (68,194) (4.6)     (59,058) (4.4)      (51,688) (4.1)     (49,983) (4.4)    (43,323) (4.5)
Operating Income   $   346,251  23.4  $   225,184  16.7   $   242,956  19.2   $  188,456  16.8  $  131,877  13.7
Financial Income
  (Expense)              2,391   0.2       (5,608) (0.4)       (2,879) (0.2)     (18,872) (1.7)     (9,182) (1.0)
Income Before Items
  Shown Below      $   348,642  23.6  $   219,576  16.3   $   240,077  19.0   $  169,584  15.1  $  122,695  12.7
Income Taxes          (134,197) (9.1)     (85,798) (6.4)      (86,580) (6.9)     (64,122) (5.7)    (49,957) (5.2)
Minority Interest and
  Other                 (1,781) (0.1)       3,675  (0.3)       (1,337) (0.0)      (1,285) (0.1)        (86) (0.0)
Income Before Cumulative
  Effect of Accounting
  Change           $   212,664  14.4  $   137,453  10.2   $   152,160  12.1   $  104,177   9.3  $   72,652   7.5
Cumulative Effect
  of Accounting
  Change, Net              - -   - -      (16,969) (1.2)          - -   - -          - -   - -         - -   - -
NET INCOME         $   212,664  14.4  $   120,484   9.0   $   152,160  12.1   $  104,177   9.3  $   72,652   7.5

Income Per Common Share:
  Income Before
  Cumulative Effect
  of Accounting
  Change           $      2.40        $      1.53         $      1.68         $     1.15        $      .78
Cumulative Effect
  Of Accounting
  Change, Net               - -              (.19)                - -                - -               - -
  Net Income       $      2.40        $      1.34         $      1.68         $     1.15        $      .78

Average Shares
  Outstanding           88,648             90,114              90,789             90,891            93,489

(In North America, finance and human resource costs previously charged to corn operating profit were reclassified to indirect general and administrative expense for the years 1990 through 1993 to be consistent with 1994's classification of those costs.)

                                    EXHIBIT 13

                                    Properties

Pioneer owns 24 commercial seed corn conditioning plants in North
America. These plants are located in Florida (1), Illinois (4), Indiana
(5), Iowa (8), Michigan (1), Nebraska (2), Texas (1), and Ontario,
Canada (2).

Seed corn, unlike commercial corn, must be harvested and dried before freezing temperatures can limit germination potential. Because of this, seed drying capacity is a critical factor. The dryers at the North American plants have a total capacity of 2.0 million bushels and, depending on factors such as seed moisture content, can be filled 11 times before fall weather presents a significant freeze risk.

At normal capacity, the husking and sorting units at the North American plants can handle 57,940 bushels of ear corn per hour. In total, these plants have the capacity to condition 15,100 units per hour. In a normal year, seed conditioning is completed by early February. These plants have the facilities to store 10.2 million bushels of bulk seed and 15.9 million units of bagged seed corn, including cold storage for 6.8 million units.

In North America, conditioning of other commercial Pioneer(R) brand seed is performed at a total of 17 plants, six of which also condition corn. Pioneer also owns interests in commercial production plants in 24 countries outside North America. Parent seed is conditioned at nine locations in North America and at ten locations outside North America. One of these facilities also conditions commercial Pioneer seed.

The Company's plant breeders conduct research at 50 stations in the U.S. and Canada. Eight of these stations conduct research on more than one crop. There are 30 stations which conduct research on corn and 20 which conduct research on other seeds. In addition to these research efforts, Pioneer conducts seed research at 49 locations throughout the rest of the world.

Approximately 261,000 square feet of laboratory, greenhouse, and office space located in Johnston, Iowa are also devoted to plant breeding, biotechnology, and microbial product research. In 1995, ten additional laboratories are planned for completion within the Johnston research complex.

Additional research and production facilities for microbial products are located at Company-owned properties in Durant, Iowa and Buxtehude, Germany. A livestock nutrition center located in Sheldahl, Iowa is also scheduled for completion in early fiscal 1995.

Pioneer also owns 3,164 acres of ranch and farmland in the United
States. Of this, 450 acres located in Johnston, Iowa are under development. As properties are developed, they are either sold or retained as equity projects.

Company properties, substantially all of which are owned, were subject to aggregate encumbrances of $1 million on August 31, 1994. The Company believes that all properties, including machinery, equipment, and vehicles, are well maintained and suitable for their intended uses and are adequately insured.

                                  EXHIBIT 13

Market for the Company's Common Stock and Related Security Holder
Matters

The Company's stock is traded on the National Association of Securities Dealers National Market System. The range of closing prices for these shares for the past two fiscal years, as reported by the National
Association of Securities Dealers, follows below:

                          Fiscal 1994       Fiscal 1993
          Quarter:      High     Low      High     Low
          First         38       31 3/4   30 1/4   22 7/8
          Second        39 3/4   35 1/4   27 3/4   25
          Third         37 1/2   32 1/4   28 1/2   24 1/4
          Fourth        35 3/4   29 3/4   33       24 7/8

On August 31, 1994, there were approximately 3,500 accounts representing approximately 20,000 shareholders of the Company's 86,214,489 outstanding shares.

         Cash Dividends Per Share  1994            1993
         Quarter:
         First                     $.14            $.12
         Second                    $.14            $.12
         Third                     $.14            $.12
         Fourth                    $.17            $.14

The stock of the Company became publicly traded in 1973 and quarterly dividends have been paid continuously since that time. It is anticipated that dividends will continue to be paid in the future. The Company's stock is included in the Standard & Poor's Composite Stock Price Index.

                                   EXHIBIT 13
Selected Financial Data

Consolidated Five-Year Financial History
(In thousands, except per share and statistical amounts)
 Years Ended August 31,       1994         1993         1992         1991         1990

Summary Operations:
 Net Sales                $ 1,478,691  $ 1,343,437  $ 1,261,805  $ 1,124,902  $   964,453
 Gross Profit             $   758,985  $   700,267  $   640,187  $   549,308  $   441,565
 Restructuring and
   Settlements            $    44,553  $   (53,585) $       - -  $       - -  $       - -
 Income Before Taxes      $   346,861  $   223,251  $   238,740  $   168,299  $   122,609
 Income Taxes                (134,197)     (85,798)     (86,580)     (64,122)     (49,957)
 Income Before Cumulative
   Effect of Accounting
   Change                 $   212,664  $   137,453  $   152,160  $   104,177  $    72,652
 Cumulative Effect of
   Accounting Change, Net         - -      (16,969)         - -          - -          - -
 Net Income               $   212,664  $   120,484  $   152,160  $   104,177  $    72,652

Balance Sheet Summary:
 Current Assets           $   742,301  $   716,982  $   702,862  $   605,453  $   538,405
 Current Liabilities          232,016      261,113      285,793      294,532      293,948
 Working Capital          $   510,285  $   455,869  $   417,069  $   310,921  $   244,457
 Add:
   Property & Other
     Assets               $   902,863  $   856,571  $   839,604  $   768,949  $   720,750
   Accumulated Depreciation   391,744      352,189      326,530      288,740      253,163
   Net Property & Other
     Assets               $   511,119  $   504,382  $   513,074  $   480,209  $   467,587
 Less:
   Long-Term Liabilities  $   133,117  $   128,714  $   119,008  $   104,520  $    58,580
   Minority Interest in
    Subsidiaries                7,237        6,098       11,637        5,919        4,411
                          $   140,354  $   134,812  $   130,645  $   110,439      $62,991
 Shareholders' Equity     $   881,050  $   825,439  $   799,498  $   680,691  $   649,053
 Total Assets             $ 1,253,420  $ 1,221,364  $ 1,215,936  $ 1,085,662  $ 1,005,992

 Dividends Declared       $    52,351  $    45,049  $    36,303  $    35,197  $    36,139
 Average Shares Outstanding    88,648       90,114       90,789       90,891       93,489

Dollars Per Share:
 Net Income               $      2.40  $      1.34  $      1.68  $      1.15  $       .78
 Income Before Cumulative
   Effect of Accounting
   Change                 $      2.40  $      1.53  $      1.68  $      1.15  $       .78
 Dividends Declared       $       .59  $       .50  $       .40  $       .39  $       .39
 Shareholders' Equity     $     10.22  $      9.23  $      8.86  $      7.51  $      7.00

Other Statistics:
 Gross Profit on Net Sales      51.3%        52.1%        50.7%        48.8%        45.8%
 Return on Net Sales*           14.4%        10.2%        12.1%         9.3%         7.5%
 Return on Ending Assets*       17.0%        11.2%        12.5%         9.6%         7.2%
 Return on Ending Equity*       24.1%        16.7%        19.0%        15.3%        11.2%
 Return on Average Equity*      24.9%        16.9%        20.6%        15.7%        11.4%
 Dividends Declared as a %
   of Net Income                24.6%        37.4%        23.9%        33.8%        49.7%
 Number of Employees            4,847        4,807        5,016        4,829        4,601

*Based on income before cumulative effect of accounting change

                                     EXHIBIT 13

Management's Discussion and Analysis of Financial Condition and Results of Operations


Sales by Region - 1994
(dollars in millions)
                Corn    Soybeans   Other      Total
North America  $845.7    $124.3    $107.4    $1077.4
Europe         $211.3    $  2.9    $ 27.7    $ 241.9
Other Regions  $128.4    $   .3    $ 30.7    $ 159.4

Earnings per Share Excluding Unusual Items
1990  $ .78
1991  $1.15
1992  $1.68
1993  $1.83
1994  $2.11

Return on Ending Equity Excluding Unusual Items
1990  11.2%
1991  15.3%
1992  19.0%
1993  19.1%
1994  21.2%

Return on Ending Assets and Return on Ending Equity
                          1990    1991    1992    1993    1994
Return on Ending Assets   7.2%    9.6%    12.5%   11.2%   17.0%
Return on Ending Equity  11.2%   15.3%    19.0%   16.7%   24.1%

North American Market Share
1990     35.6%
1991     36.9%
1992     39.6%
1993     42.7%
1994     44.9%

Cash and Cash Equivalents by Country
(dollars in millions)
U.S.      $  72.6
Brazil    $  14.9
Canada    $  11.7
Spain     $   8.1
Austria   $   7.0
Other     $  21.2
          $ 135.5

Net Income and Annual Dividends
(dollars in millions)
             1990    1991    1992    1993    1994
Net Income   $72.6  $104.2  $152.2  $120.5  $212.7
Dividends    $36.1  $ 35.2  $ 36.3  $ 45.0  $ 52.4

Research and Product Development
(dollars in millions)
1990   $  72.6
1991   $  78.5
1992   $  92.2
1993   $ 105.2
1994   $ 113.7

Available Domestic Lines of Credit - 1994
(dollars in millions)
          1st Qtr   2nd Qtr   3rd Qtr   4th Qtr
Revolving  $100      $100      $50       $50
Seasonal   $ 75      $ 99      $ 0       $ 0

Available Domestic Lines of Credit - 1995
(dollars in millions)
          1st Qtr   2nd Qtr   3rd Qtr   4th Qtr
Revolving  $100      $100      $50       $50
Seasonal   $ 24      $ 48      $ 0       $ 0

Short-term Borrowing Levels
(dollars in millions)
       Sept  Oct   Nov   Dec   Jan   Feb   Mar   Apr   May   Jun   Jul   Aug
1992   $119  $168  $226  $253  $239  $147  $57   $45   $48   $41   $37   $91
1993   $108  $179  $226  $254  $255  $ 98  $60   $61   $56   $44   $45   $61
1994   $ 82  $124  $157  $164  $163  $ 48  $45   $36   $29   $20   $15   $14

Results of Operations

Year Ended August 31, 1994, Compared to the Year Ended August 31, 1993

The Company achieved outstanding financial results in 1994, posting record earnings and realizing a return on ending equity (ROE) in excess of 20 percent. After-tax earnings were $212.7 million on sales of $1.479 billion, compared to 1993 earnings of $120.5 million on sales of $1.343 billion. That translates to earnings of $2.40 per share, a 79 percent increase over 1993 earnings of $1.34 per share.

While a significant portion of this improvement is the result of higher operating profits, each year was impacted by unusual events. Earnings in 1993 were reduced $.49 per share by unusual items. A restructuring of the Company's business in Africa and the Middle East and a one-time charge for retiree health benefit costs reduced 1993 earnings. This reduction was partially offset by the collection of previously reserved receivables. Excluding the net effect of these items, 1993 earnings would have been $1.83 per share.

Earnings in l994 were positively affected by the settlement of a lawsuit involving Holden Foundation Seeds, Inc., partially offset by additional restructuring reserves. The net effect of these unusual events was to increase pre-tax earnings $44.6 million, or $.29 per share after tax. Without the net benefit of these items, 1994 earnings would have been $2.11 per share, a 15 percent increase over 1993 adjusted earnings of $1.83 per share.

The leading driver of the 15 percent profit improvement in 1994 was an increase in the sales of Pioneer(R) brand hybrid seed corn. In North America, more corn acres were planted in 1994 than a year earlier and a higher percentage of those acres were planted with Pioneer(R) brand products. Pioneer products continued to perform extremely well against the competition in 1993 and intensive marketing and sales programs effectively delivered that message to customers.

Financial results in West and Central Europe were comparable to those reported for 1993. Operations in Hungary and Spain showed improvement, largely due to lower inventory reserves. However, the strengthening of the U.S. dollar against the Italian lira offset nearly half of these gains in operating profits.

Elsewhere, Mexico operating results improved modestly while operating profits in Central and South America nearly doubled over 1993.

Four years ago, management set a goal of reaching 20 percent ROE by 1995. ROE for 1994 reached 21.2 percent compared to 19.1 percent in 1993 when adjusted for the unusual events. Including the net effects of those events, ROE reached 24.1 percent in 1994 and 16.7 percent in 1993. The following factors contributed to the achievement of the ROE goal in 1994, and will be critical to the Company's ability to achieve its profitability and growth goals in the years to come:

- - - Developing and producing high-quality low-cost products with substantial performance advantages. Superior products that can be produced at relatively low costs are essential to generating the margins necessary to achieve targeted returns and fund growth.

- - - Aggressively positioning new products in the marketplace. The ability to demonstrate the advantages of Pioneer products and rapidly create demand should accelerate the return on our investment in research and product development and maximize product line margins and profitability.

- - - Effectively managing product life cycle. Selecting products for development which maximize product line performance in the marketplace is key to the Company's ongoing success. Accurately predicting the timing of new product introductions, unit sales volumes, and related product retirements will reduce inventory discard and obsolescence and improve return on investment by allowing the business to operate at lower inventory levels.

- - - Effectively utilizing assets and managing fixed costs. Limiting investments in assets which provide adequate returns and funding programs and value-added activities which best support the Company's business strategies should increase the amount of revenue that flows to the bottom line.

Looking forward to 1995, continued effective performance in the above key areas is expected to generate another increase in operating results. The Company believes it can increase its seed corn market share again in 1995. Despite projections of decreased corn acreage in North America, management believes unit sales of the Company's seed corn could be close to the record levels of 1994. The Company expects an increase in North America seed corn margins due to an increase in average sales price and lower cost of sales.

In Europe overall, management expects 1995 results to be comparable to those of 1994. It is too early for new product introductions and changes being made to the distribution system to have much positive impact on operations in France. Acreage reductions, due to Common Agricultural Policy (CAP) programs, are expected to continue to put downward pressure on corn acreage in Italy and France.

Results from Mexican operations are expected to fall under those of 1994 due to a reduction in corn acreage. Results in Central and South America and Asia have been encouraging and are expected to show continued growth.

Results in any given year can be significantly affected by weather, government policies, and other conditions beyond the Company's control. Therefore, year-to-year fluctuations can be expected.

Hybrid Seed Corn

CORN NET SALES AND OPERATING PROFIT
(In thousands)
                                  Increase                        Increase
                    1994         (Decrease)          1993        (Decrease)          1992
NET SALES:
North America   $  845,709   $  108,432  14.7 %  $  737,277   $  21,827  3.1 %   $  715,450
Europe             211,255      (22,694) (9.7)%     233,949      17,376  8.0 %      216,573
Other regions      128,385       22,301  21.0 %     106,084      25,266 31.3 %       80,818
Total net sales $1,185,349   $  108,039  10.0 %  $1,077,310   $  64,469  6.4 %   $1,012,841

OPERATING PROFIT:
North America   $  277,002   $   24,295   9.6 %  $  252,707   $  19,034  8.1 %   $  233,673
Europe              67,363      (10,027)(13.0)%      77,390      10,829 16.3 %       66,561
Other regions       39,082       14,686  60.2 %      24,396       7,804 47.0 %       16,592
Total operating
 profit         $  383,447   $   28,954   8.2 %  $  354,493   $  37,667 11.8 %   $  316,826

North America
 Acres              81,755        5,499   7.2 %      76,256      (6,270)(7.6)%       82,526
 Unit Sales
  (80,000-kernel
   units)           11,762        1,405  13.6 %      10,357         127  1.2 %       10,230

North America

Operations in North America (U.S. and Canada) accounted for most of the 1994 improvement in annual worldwide seed corn operating results. All of the primary factors affecting seed corn sales - planted corn acreage, market share, and seed price - positively affected 1994 operating profit.

Units delivered reached record levels for the fourth year in a row as current year sales improved $108.4 million, or 14.7 percent, over the prior year. The 13.6 percent increase in delivered units accounted for $101 million of the sales improvement and $52 million of the operating profit improvement. An increase in the average sales price accounted for the remaining improvement in sales.

A change in the U.S. farm program for 1994 spurred a 7.2 percent increase in acres planted to corn in North America. The Company's ability to capitalize on this increase in acres was responsible for approximately $56 million of the sales increase, or approximately 750,000 units, based on 1993 market share and the assumption that an 80,000-kernel unit of seed corn plants an average of 3.2 acres.

Management estimates the Company posted a market share gain of approximately two percentage points in 1994 - the result of hard-working, dedicated sales representatives and employees producing and selling a high-quality lineup of products and services. The market share improvement represents approximately $40 million of the seed corn sales improvement, or approximately 550,000 units.

The average sales price of Pioneer(R) brand seed corn within North America increased one percent which improved 1994 operating results $7.4 million. This improvement was the result of an increase in the list price of the Company's top-performing hybrids and a shift by customers to higher-priced, higher-performing hybrids - hybrids which are more profitable to the grower and to Pioneer.

Higher per-unit cost of sales reduced 1994 operating profit $17.1 million. Below average seed field yields, resulting from poor weather in the spring and summer of 1993, and higher commodity costs increased the per-unit cost of the 1993 crop. Lower provisions for inventory losses partially offset the impact of higher seed costs. Provisions for inventory reserves totaled $11 million in 1994 compared to $19 million in 1993.

Research expenses for corn increased $3.4 million, or seven percent, from 1993 levels. Planned growth in field testing and winter nursery costs and additional costs related to technology acquisitions account for most of the increase.

The Company's commitment to research continues to provide customers with hybrids that out-perform the competition. For 1994, this investment resulted in the introduction of eight new premium-priced grain hybrids which out-yielded competitors by an average of 10.5 bushels per acre in 1993 on-farm trials. Also introduced in 1994 were three new waxy hybrids and two elite herbicide-resistant hybrids. The release of these new hybrids continues the steady flow of value-added hybrids into a product lineup which consistently offers customers significant productivity advantages over the competition.

Sales of the exceptional hybrid Pioneer 3394 reached 2.7 million units in 1994, 23 percent of the Company's total North American seed corn unit sales. This hybrid, for which significant sales began in 1991, has exceeded the average yield of competing hybrids by up to 12 bushels per acre over the past three years.

Fixed selling and general and administrative expenses for seed corn in North America increased $13 million, a 14 percent increase from the prior year. The major components of this increase were higher compensation costs due to merit increases and additional sales personnel to support the growth in the business, along with additional employee related costs and increased marketing efforts. Variable selling costs for seed corn (commission and shipping costs) as a percentage of sales were comparable to the prior year.

Europe

EUROPEAN CORN NET SALES AND OPERATING PROFIT
(In thousands)
                                  Increase                        Increase
                    1994         (Decrease)          1993        (Decrease)         1992
NET SALES:
Italy           $  72,552    $  (8,348) (10.3)%   $  80,900  $  (8,474) (9.5)%   $  89,374
France             27,336       (7,973) (22.6)%      35,309        (15)  - - %      35,324
Germany            26,731       (1,780)  (6.2)%      28,511         37   - - %      28,474
Hungary            20,177        1,884   10.3 %      18,293     15,785 629.3 %       2,508
Austria            17,066         (364)  (2.1)%      17,430       (236) (1.3)%      17,666
Spain              11,910        2,880   31.9 %       9,030     (2,975)(24.8)%      12,005
Other              35,483       (8,993)  20.2 %      44,476     13,254  42.5 %      31,222
Total net sales $ 211,255    $ (22,694)  (9.7)%   $ 233,949  $  17,376   8.0 %   $ 216,573

Total operating
  profit        $  67,363    $ (10,027) (13.0)%   $  77,390  $  10,829  16.3 %   $  66,561


The Company's European region includes the countries in West and Central Europe, plus, the C.I.S. (the former USSR), Turkey, and Morocco. This combined region showed a $10 million decrease in operating profit. Excluding the C.I.S., operating profit for the region was essentially unchanged from 1993 levels.

C.I.S. results in 1993 included unusual sales of seed and the benefit of collections on previously written-off accounts receivable. In Turkey, a 25 percent decline in market size together with price decreases reduced corn operating profit by $2 million from prior year results.

Current year operating results in West and Central Europe are approximately $2 million higher than in 1993. Inventory reserve provisions were $2.4 million in 1994, $12.6 million less than in 1993. In addition, increased unit sales in Hungary and Spain positively contributed to 1994 results. The strengthening of the U.S. dollar against the Italian lira and reduced sales and operating results in Italy, France, and Germany offset these improvements. The reduced sales were, in part, the result of decreased corn acreage in West and Central Europe primarily due to CAP programs.

Revenue and operating profit in Italy decreased from a year ago primarily due to a smaller seed corn market and a weaker lira. On a constant dollar basis, revenues and operating results decreased $4 million and $1 million, respectively. An estimated five percent decrease in market size was the major factor for these decreases. The devaluation of the lira reduced reported revenues and operating results an additional $4 million and $3 million, respectively.

In France, operating results decreased approximately $3 million from 1993. CAP programs and a decline in market share combined to significantly reduce 1994 sales. Late in 1994, the Company initiated changes in the supply and distribution channels in France to provide a greater degree of control over selling and marketing strategies and practices within the country. These changes are expected to improve the Company's ability to aggressively position Pioneer(R) brand products and better manage product life cycles within the French market.

Operating profits in Germany decreased approximately $2 million from the prior year principally due to a decline in sales price. Prices were reduced in response to lower-priced seed being sold into Germany from other European countries.

Hungarian operating results improved approximately $8 million from a year ago on a $2 million increase in sales. The improvement in operating results is largely attributable to lower inventory reserves and costs incurred in 1993 to terminate old distribution arrangements. Unit price increases and market share gains were the primary factors behind the sales improvement.

In 1994, operations in Spain rebounded after several years of drought to post a $4 million improvement in operating profit over 1993. Better weather conditions directly resulted in increased corn acreage and higher unit sales. Lower provisions for inventory reserves of approximately $1 million also contributed to the improvement in 1994 operating profit.


Other Regions

OTHER REGIONS CORN NET SALES AND OPERATING PROFIT
(In thousands)
                                  Increase                        Increase
                    1994         (Decrease)          1993        (Decrease)          1992
NET SALES:
Mexico           $  41,096    $   3,092   8.1%   $   38,004    $  15,579  69.5%   $  22,425
Brazil              35,998        9,316  34.9%       26,682        3,378  14.5%      23,304
Argentina           12,968        3,387  35.4%        9,581        4,082  74.2%       5,499
Other               38,323        6,506  20.4%       31,817        2,227   7.5%      29,590
Total net sales  $ 128,385    $  22,301  21.0%   $  106,084    $  25,266  31.3%   $  80,818

Total operating
  profit         $  39,082    $  14,686  60.2%   $   24,396    $   7,804  47.0%   $  16,592


Mexico's seed corn operating profit was down slightly from 1993. Unit sales increased on reduced acreage. However, higher provisions for inventory reserves and increased selling costs offset the margins on these sales.

In Central and South America, operating profits increased as a result of higher selling prices and market share gains in Brazil and Argentina, together with a market share gain in Chile. Operating profits in Brazil rose approximately $5 million, and Argentina contributed nearly $3 million to the improvement in operating profits. In addition, Chile and Argentina continue to significantly benefit the North American business through off-season seed corn production. Off-season production supplied 796,000 80,000-kernel corn units to the Northern Hemisphere at a cost lower than previous years. This allowed for improved margins while supplying our customers with our highest demand products.

Soybean Seed

SOYBEAN NET SALES AND OPERATING PROFIT (LOSS)
(In thousands)
                                  Increase                          Increase
                    1994         (Decrease)           1993         (Decrease)          1992
NET SALES:
North America   $  124,257    $   10,858   9.6 %   $  113,399   $  12,877   12.8 %  $  100,522
Europe               2,921           (86) (2.9)%        3,007       5,702  (65.5)%       8,709
Other regions          290           143  97.3 %          147         (30) (16.9)%         177

Total net sales $  127,468    $   10,915   9.4 %   $  116,553   $   7,145    6.5 %  $  109,408

OPERATING PROFIT (LOSS):
North America   $    8,903    $     (534) (5.7)%   $    9,437   $   2,703   40.1 %  $    6,734
Europe              (1,380)          267  16.2 %       (1,647)     (3,300)(199.6)%       1,653
Other regions          (15)          446  96.7 %         (461)        355   43.5 %        (816)
Total operating
  profit        $    7,508    $      179   2.4 %   $    7,329   $    (242)   3.2 %  $    7,571

North America
 Acres              63,826         1,950   3.2 %       61,876         955    1.6 %      60,921
 Unit sales
  (50 lb. bag)       9,396           481   5.4 %        8,915         999   12.6 %       7,916

Soybean seed is the Company's second largest product in terms of revenue and operating profit. Operations in North America account for all of the worldwide soybean seed operating profit.

In North America, an increase in the average sales price per-unit improved operating results $4.5 million. Increased unit sales contributed another $1 million to operating results. Higher commodity prices increased the cost of seed produced in 1993 and in turn increased 1994 per-unit cost of goods sold. This reduced operating profits by $5.1 million. Fixed selling and general and administrative expenses for soybean seed in North America increased $.9 million from the prior year. Variable selling and marketing costs as a percentage of sales were comparable between years.

Other Products

OTHER PRODUCTS NET SALES, CONTRIBUTION, AND OPERATING (LOSS)
(In thousands)
                                   Increase                         Increase
                    1994          (Decrease)          1993         (Decrease)           1992
NET SALES:
Alfalfa         $   32,219     $   1,733  5.7 %   $   30,486   $   5,187   20.5 %   $   25,299
Sorghum             22,921        (1,690)(6.9)%       24,611      (3,003) (10.9)%       27,614
Wheat               17,459          (198)(1.1)%       17,657         830    4.9 %       16,827
Sunflower           16,405         1,150  7.5 %       15,255       3,503   29.8 %       11,752
Microbial products  24,075            36   .1 %       24,039       3,576   17.5 %       20,463
Developing products 52,795        15,269 40.7 %       37,526         (75)  (0.2)%       37,601
Total net sales $  165,874     $  16,300 10.9 %   $  149,574   $  10,018    7.2 %   $  139,556

CONTRIBUTION:
Alfalfa         $    5,143     $   1,402          $    3,741   $   7,520            $   (3,779)
Sorghum              6,427        (1,063)              7,490      (3,160)               10,650
Wheat                2,634          (740)              3,374        (632)                4,006
Sunflower             (390)         (862)                472          77                   395
Microbial products   4,447           932               3,515       2,548                   967
Developing
  products         (15,257)       (1,418)            (13,839)        198               (14,037)
Total
  contribution  $    3,004     $  (1,749)         $    4,753   $   6,551            $   (1,798)

Joint fixed costs  (24,067)        4,681             (28,748)       (793)              (27,955)

Total operating
  (loss)        $  (21,063)    $   2,932          $  (23,995)  $   5,758            $  (29,753)

Other products sales continued to show improvement in 1994. On the whole, these products generated positive contributions and, while they did not cover all of the allocated costs, not all of these costs could be eliminated in the event these products were discontinued.

These products contribute to the Company's profitability by providing the sales organization a full line of seed products, significantly aiding the sale of higher margin products. In addition, the Company's investment in research for these products, totaling $29.7 million in 1994, adds to the store of genetic knowledge that can be applied across all crops and is expected to provide future growth opportunities for Pioneer.


Restructuring and Settlements

On July 13,1994, the U. S. Circuit Court of Appeals affirmed a prior court's decision in the Company's lawsuit against Holden Foundation Seeds, Inc., awarding Pioneer damages for lost profits from the misappropriation of germplasm. In August, the Company received the settlement plus interest totaling $52 million. The Company also incurred $6.5 million of additional restructuring charges. The charges reflect $3.5 million of costs incurred in 1994 to complete the divestment of the Egyptian Edible Oil business and $3 million for other operations. The Company believes that substantially all expenses related to the restructuring of operations in Africa and the Middle East have been incurred, and remaining reserves are not material.

Corporate Items
Indirect general and administrative expenses in 1994 increased $ 9.1 million, or 15 percent from 1993 levels. However, as a percent of sales they have remained relatively flat. The major components of the increase are compensation, information management costs, and other employee related costs.

Indirect general and administrative expenses in 1993 increased $7.4 million, or 14 percent from 1992 levels. Additional legal expenses of $1.5 million and increased contract services and compensation costs of $1 million each were the most significant factors contributing to the increase.

Net financial income totaled $2.4 million in 1994 compared to net financial expense of $5.6 million in 1993. Higher cash receipts on sales allowed the Company to increase investment income and reduce interest expense. Interest expense was lowered by internal funding of international operations.

In 1993, net financial expense increased $2.7 million. As the dollar strengthened against foreign currencies, primarily the Italian lira, additional net exchange losses were incurred in 1993 compared to 1992. Partially offsetting this was higher investment income as a result of increased cash collections on sales. Also, a $1 million gain on the redemption of the Company's investment in preferred stock of Norand Corporation is included in 1993 net financial expense.

The worldwide effective tax rate for 1994 was 38.5 percent compared to
39.1 percent in 1993 and 36.1 percent in 1992. The effective rate in 1994 decreased primarily due to the effect of taxes on foreign earnings. The lower rate in 1992 was primarily the result of foreign-based tax credits and export incentives.

Other Items

During the first quarter of 1994, the Company changed the year end of its international subsidiaries from June to August to match that of the Company's. The effect of this change, a net loss of $.7 million, was recorded as a reduction in retained earnings. Because of the change in the reporting periods of the subsidiaries, a greater portion of sales and profits are likely to be reported in the third and fourth quarters with a corresponding decrease in sales and profits being reported in the first and second quarters.

Year Ended August 31, 1993, Compared to the Year Ended August 31, 1992

Hybrid Seed Corn

North America

North American seed corn operating profit increased $19.0 million, or
8.1 percent, from prior year levels. Seed corn sales in North America improved 3.1 percent over 1992 levels, and represented a major part of the change. This was a significant accomplishment considering 1993 North American acreage decreased 7.6 percent from a year earlier and the Company did not raise the 1993 list prices of its top-performing hybrids.

Record levels of unit sales were posted for the third year in a row. Growth in 1993 seed corn market share more than offset the impact of fewer acres planted to corn resulting in a 1.2 percent increase in unit sales, or $9 million in sales. A focused marketing and sales force continued to do an excellent job demonstrating the superior value of the Company's products to its customers.

Although the Company did not raise the list prices of its top-performing hybrids in 1993, the average sales price of seed sold in North America increased slightly. The rise was the result of higher-priced premium hybrids making up a larger percentage of 1993 unit sales. The increase added $12.8 million, or $1.24 per unit, to the overall North American seed corn sales improvement.

The Company's seed corn market share increased to 42.8 percent in 1993. The performance advantage of Pioneer(R) brand products and a coordinated sales and marketing effort were the driving forces behind the market share improvement.

Lower per-unit cost of goods sold also contributed to the improved operating results. Above-average 1992 seed field yields and lower levels of winter production helped reduce the average per-unit cost of sales by $2.47 or nine percent. The decrease in per-unit costs pushed operating profit higher by approximately $25.1 million, despite increased inventory reserve provisions taken in 1993. Provisions for inventory losses totaled $19 million in 1993 compared to $11 million in 1992.

Research expenses for corn increased $14.4 million, or 37.5 percent from 1992 levels. Planned additional costs related to technology acquisitions and increased winter nursery and biotechnology expenditures made up most of the increase.

Corn selling and marketing expenses, excluding variable costs, increased $2.1 million, or three percent from prior year levels, due to higher customer incentives and advertising costs. Variable selling expenses (commissions and shipping costs) as a percentage of sales were comparable between years.

Europe

Revenues in Italy decreased from prior year levels due to the impact of the increase in the value of the dollar against the lira. The weaker lira had the effect of reducing revenues $22.6 million. On a constant dollar basis, revenues in Italy increased $14.1 million. This was attributed to a two point gain in market share and an increase in acres planted to corn of approximately eight percent. The increase in acres planted to corn was the result of unfavorable soybean subsidies following the Italian government's implementation of CAP and unfavorable wheat planting conditions.

In France, 1993 corn unit sales decreased six percent primarily due to a reduction in acres planted as a result of CAP set-aside programs. Market share also was lower in France. Although unit sales decreased, sales dollars remained comparable between years as a result of a change in the mix of import sales versus service charge income received on local production.

Spain sales decreased in 1993 as the impact of CAP and several years of drought reduced the seed corn market. In Hungary, first year sales by a newly formed Hungarian subsidiary added $15.8 million to the sales improvement. Unusual sales of seed destined for the C.I.S. contributed $15 million to the remaining increase.

Operating profit in West and Central Europe decreased $10.7 million in 1993, or 14 percent from 1992. Although first year sales in Hungary offset sales decreases in other European countries, the same did not hold true for operating results. Seed corn sales in Hungary produced low margins, which is not uncommon for Central European operations, and additional costs were incurred to start up the operation. An increase in provisions for seed corn inventory reserves also contributed to the decrease in European operating results. These totaled $15 million in 1993 compared to $8.4 million in 1992.

The improvement in other countries is due to recoveries of trade accounts previously written off in the C.I.S. and margins on unusual sales which produced 1993 operating profit of approximately $9 million. Net bad debt recoveries reflected in corn were $4.9 million compared to bad debt expense of $11.3 million in 1992.


Other Regions

Sales in Mexico improved sharply in 1993, as revenues increased $15.6 million to $38 million. Market share growth was the primary driver for this improvement.

In the remaining regions, seed corn revenues totaled $68 million, an improvement of $9.7 million, or 17 percent. Higher sales in Argentina and Brazil resulting from unit and sales price increases are responsible for a majority of the improvement.

Seed corn operating profit in other regions increased $7.8 million from 1992. Improved sales in Mexico resulting from additional unit sales contributed $9.2 million to the improvement.


Soybean Seed

North America

Sales of soybean seed in North America improved $12.9 million compared to 1992. Soybean unit sales increased 12.6 percent accounting for the improvement. The Company's share of the 1993 purchased soybean seed market increased .5 points, to 15.4 percent.

Outstanding performance of Pioneer(R) brand soybean varieties and strong marketing and sales programs played a big role in the market share gain and sales growth. A shift in acreage from corn to soybeans due to wet weather in the spring along with improved availability of key varieties contributed to improved soybean seed sales.

Operating profit improved $2.7 million in 1993, or 40 percent, due to increased unit sales and lower per-unit costs which are primarily driven by soybean commodity prices.


Europe and other regions

The majority of the remaining soybean seed sales are located in Italy. Sales in Italy decreased $5.6 million from 1992. A change in subsidies is believed to have resulted in a shift in acreage from soybeans to corn, reducing soybean unit sales. As a result, soybean operating profit in Italy decreased $3.2 million compared to 1992.


Other Products

Sales of other products increased $10 million from 1992 levels. Sales gains in the alfalfa product line as well as improved sunflower and microbial product sales in 1993 more than offset a decrease in sorghum sales.

Unit sales of alfalfa in North America soared in 1993 as seeding was needed to replace alfalfa stands lost due to extensive winter kill over the past year and prices were reduced on older varieties. The decrease in 1993 sorghum sales is primarily due to drought conditions.

Sunflower sales were higher in 1993 mostly due to unusual sales to the C.I.S.

Microbial product sales increased 17.5 percent from 1992 levels to post revenue gains totaling $3.6 million. Wet weather in the fall of 1992 caused customers to produce more silage. This combined with strong marketing efforts increased sales of plant inoculant, which represented a majority of the total microbial product sales improvement.

Operating loss of other products was $5.8 million lower than 1992 results. Alfalfa contribution improved $7.5 million from a year earlier principally due to a $6.4 million provision for excess alfalfa inventory in 1992 not necessary in 1993. Microbial products improved from 1992 results posting a $3.5 million contribution on increased sales. Partially offsetting these improvements was a $3.2 million decrease in sorghum contribution due to the reduction in sales.


Restructuring In Africa and the Middle East

Operating results for 1993 include $53.6 million in provisions for costs associated with restructuring operations in Africa and the Middle East. The Company recorded reserves on accounts receivable, inventory, and long-term assets and provided for the estimated costs of either closing or downsizing most of the operations in this region. During 1993, it became apparent that many of the market potentials in the region did not justify the Company's level of investment. As a result, the Company restructured the operations to bring the level of investment and support costs in line with the near-term potential of these markets. These charges included writing off 100 percent of the Company's investment in an Egyptian sunflower oilseed processing facility. Ongoing emphasis will focus on key markets in Egypt, Turkey, and southern Africa with less effort and investment made in the remainder of the region.

Liquidity and Capital Resources

Due to the seasonal nature of the agricultural seed business, the Company generates most of its cash from operations during the second and third quarters of the fiscal year. Cash generated during this time is used to pay the commercial paper and accounts payable which are the Company's primary sources of credit during the first and fourth quarters of the fiscal year. Any excess funds available are invested, primarily in short-term commercial paper.

Historically, the Company has financed growth through earnings. Cash provided by operating activities was $331 million in 1994, compared to $176 million and $174 million in 1993 and 1992, respectively. Collections on increased sales were largely responsible for the high levels of cash provided by operating activities for all three years. In 1994, cash flow was favorably impacted by the settlement and collection of damages on the Holden lawsuit.

Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at August 31, 1994, totaled $14 million, a $50 million decrease from 1993 and $76 million lower than 1992. Record levels of cash receipts reduced the Company's need to borrow short-term funds over the prior years. As a result, 1994 short-term domestic investments peaked at $326 million compared to $212 million and $160 million in 1993 and 1992, respectively.

Short-term investments are made through a limited number of reputable institutions pre-approved by Pioneer after evaluation of investment procedures and credit quality. Pioneer invests in only high-quality short-term securities, primarily commercial paper. Individual securities must meet credit quality standards, and the portfolios are monitored to ensure diversification among issuers.

The Company believes the domestic lines of credit available in 1995 are sufficient to meet domestic borrowing needs. The revolving line of credit agreements expire August, 1995. Prior to expiration, borrowings under the revolving lines can be converted to a four-year term loan at the Company's option.

The Company also has a $100 million private medium-term note program of which $50 million was available as of August 31, 1994. The medium-term note matures in February, 1996.

At year end, cash and cash equivalents totaled $135 million, up from $92 million at August 31, 1993. It is the Company's objective to repatriate funds outside the U.S. not required as operating capital or to fund asset purchases.

Capital expenditures, including business and technology acquisitions, were $79 million in 1994 compared to $107 million in 1993 and $90 million in 1992. There were no significant new business or technology acquisitions in 1994. In 1993 and 1992, these acquisitions totaled $7 million and $15 million, respectively. In 1993, total expenditures increased principally due to production capacity expansion and additional research. Capital expenditures for 1995 are expected to approximate $95 million, and will be funded through earnings.

Dividends paid in June of 1994 increased to $.17 per share, up 21 percent from the $.14 per share dividend paid the prior three quarters. The Company's dividend policy is to annually pay out 40 percent of a four-year rolling average of earnings.

During 1994, 3.3 million shares of the Company's stock were repurchased at a total cost of $113.4 million. On June 16, 1994, the Board of Directors authorized the repurchase of an additional five million shares of the Company's stock. At August 31, 1994, authorized shares remaining to be purchased totaled 3.5 million.

Effects of Inflation

Inflation typically is not a major factor in the Company's operations. The cost of seed products is largely influenced by seed field yields and commodity prices which are not impacted by inflation. Costs normally impacted by inflation-wages, transportation, and energy-are a relatively small part of the total operations.


Research and Product Development

At August 31, 1994, the Company employed a total of 978 people directly and indirectly in research and development activities. Of these, 323 scientists performed research in the agricultural seed area and eight in microbial cultures. Of the 323 people performing research in agricultural seeds, 87 are employed outside of North America and 101 are scientists whose efforts are focused on biotechnology research. Total research expenditures for 1994 were $113.7 million. Of this amount, $19.9 million was spent on trait and technology research, primarily biotechnology, compared to $16.4 million in 1993 and $12.6 million in 1992. During the three fiscal years ended August 31, 1994, the Company expended the following amounts on research and product development:

(In thousands)
Years Ended August 31,    1994           1993           1992

Seed Corn              $  75,417     $  70,436     $  57,131
Soybean Seed               8,510         8,491         7,448
Other Products            29,740        26,263        27,592
Total                  $ 113,667     $ 105,190     $  92,171

Planned growth in field testing and winter nursery costs and additional costs related to technology acquisitions made up most of the increase from 1993. The investment in research has increased yearly since 1973, supporting the Company's commitment to improving products through research and product development.

Independent Auditors' Report

To the Shareholders
Pioneer Hi-Bred International, Inc.
Des Moines, Iowa


We have audited the accompanying consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, shareholders' equity, and cash flows of Pioneer Hi-Bred International, Inc. and subsidiaries for the year ended August 31, 1992, were audited by other auditors whose report thereon dated October 22, 1992, expressed an unqualified opinion on these statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1994 and 1993 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for other postretirement benefits in 1993.

KPMG Peat Marwick LLP


Des Moines, Iowa
October 14, 1994

                                 EXHIBIT 13

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
             Years Ended August 31,       1994           1993           1992

Net sales                            $  1,478,691   $  1,343,437   $  1,261,805

Operating costs and expenses:
  Cost of goods sold                 $    606,039   $    537,980   $    529,447
  Research and development                113,667        105,190         92,171
  Selling                                 334,712        308,065        297,371
  General and administrative              122,575        113,433         99,860
  Restructuring and settlements           (44,553)        53,585            - -
                                     $  1,132,440   $  1,118,253   $  1,018,849
  Operating income                   $    346,251   $    225,184   $    242,956

Investment income                          19,084         17,137         12,423
Interest expense                          (11,253)       (17,752)       (16,509)
Net exchange gain (loss)                   (5,440)        (4,993)         1,207

   Income before items below         $    348,642   $    219,576   $    240,077

Provision for income taxes               (134,197)       (85,798)       (86,580)
Minority interest and other                (1,781)         3,675         (1,337)

   Income before cumulative effect
     of accounting change            $    212,664   $    137,453   $    152,160

Cumulative effect of accounting change,
   net of income taxes of $10,849             - -        (16,969)           - -

   Net income                        $    212,664   $    120,484   $    152,160

Income per common share:
   Income before cumulative effect
     of accounting change            $       2.40   $       1.53   $       1.68
   Cumulative effect of accounting
     change, net                              - -           (.19)           - -

   Net income                        $       2.40   $       1.34   $       1.68

Average shares outstanding                 88,648         90,114         90,789




See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
             Years Ended August 31,       1994           1993           1992

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                          $   212,664    $   120,484    $   152,160
 Noncash items included in net income:
   Depreciation                           60,111         52,020         51,744
   Amortization                           14,762         13,050          9,880
   Restructuring of operations             3,000         38,123            - -
   Cumulative effect of accounting change    - -         16,969            - -
   Provision for doubtful accounts         5,249          7,455         16,145
   Loss on disposal of assets              1,531          1,306            480
   Foreign currency exchange losses        3,660          4,756          1,382
   Other noncash items                    (7,617)        (6,536)        (8,263)
   Change in assets and liabilities, net:
     Receivables                         (30,720)       (26,568)        (4,935)
     Inventories                          25,525        (64,293)       (11,540)
     Accounts payable and accrued
       expenses                           23,263         15,341        (22,063)
     Income taxes payable                 12,292         (4,774)        (8,558)
     Other assets and liabilities          7,394          8,176         (2,116)

     Net cash provided by operating
       activities                    $   331,114    $   175,509    $   174,316

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of assets        $     6,014    $    31,843    $     8,472
 Payments received on notes receivable     8,985         12,197         11,802
 Disbursements for notes receivable       (6,445)       (10,430)       (10,946)
 Capital expenditures                    (78,826)       (99,926)       (74,853)
 Purchase of subsidiaries, net of cash
   and cash equivalents acquired             - -            - -         (2,763)
 Other, net                               (7,870)        (4,900)       (14,324)

     Net cash used in investing
       activities                    $   (78,142)   $   (71,216)   $   (82,612)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net short-term payments             $   (46,581)   $   (18,988)   $    (4,102)
 Proceeds from long-term borrowings        3,659          1,178          5,722
 Principal payments on long-term
   borrowings                             (5,155)        (7,603)        (2,679)
 Purchase of common stock               (113,381)       (25,830)       (16,711)
 Cash dividends paid                     (52,350)       (45,049)       (36,303)

     Net cash used in financing
       activities                    $  (213,808)   $   (96,292)   $   (54,073)

Effect of foreign currency exchange rate
  changes on cash and cash
  equivalents                        $      (124)   $   (13,616)   $    (2,419)
Effect of change in year-end of the
  Company's international subsidiaries
  on cash and cash equivalents       $     4,438    $       - -    $       - -
     Net increase (decrease) in cash
     and cash equivalents            $    43,478    $    (5,615)   $    35,212
Cash and cash equivalents, beginning      91,976         97,591         62,379

CASH AND CASH EQUIVALENTS, ENDING    $   135,454    $    91,976    $    97,591

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS                   August 31,        1994                1993

CURRENT ASSETS
  Cash and cash equivalents            $   135,454          $   91,976
  Receivables:
    Trade                                  160,700             160,839
    Other                                   32,024              35,224
  Inventories                              358,752             382,784
  Prepaid expenses                           3,205               3,979
  Deferred income taxes                     52,166              42,180

    Total current assets                $  742,301          $  716,982


LONG-TERM ASSETS                        $   38,065          $   39,195


PROPERTY AND EQUIPMENT
  Land and land improvements            $   58,822          $   57,779
  Buildings                                329,831             302,797
  Machinery and equipment                  423,930             361,819
  Construction in progress                  29,540              67,454
                                        $  842,123          $  789,849
  Less accumulated depreciation            391,744             352,189
                                        $  450,379          $  437,660


INTANGIBLES                             $   22,675          $   27,527

                                        $1,253,420          $1,221,364



See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY  August 31,      1994          1993

CURRENT LIABILITIES
  Short-term borrowings                           $   13,988    $   64,029
  Current maturities of long-term debt                 1,199         2,250
  Accounts payable, trade                             79,530        79,386
  Accrued compensation                                54,008        42,080
  Income taxes payable                                31,174        17,522
  Other                                               52,117        55,846

    Total current liabilities                     $  232,016    $  261,113


LONG-TERM DEBT                                    $   65,569    $   68,127

DEFERRED ITEMS, primarily income taxes
  and retirement benefits                         $   67,548    $   60,587

CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                 $    7,237    $    6,098

SHAREHOLDERS' EQUITY
  Capital stock:
    Preferred, authorized 10,000,000 shares;
       issued none                                $      - -    $      - -
    Common, $1 par value; authorized
       150,000,000 shares; issued
       92,693,578 shares                              92,694        92,694
  Additional paid-in capital                          15,339        12,962
  Retained earnings                                  995,044       835,466
  Cumulative translation adjustment                   (2,836)       (6,982)
                                                  $1,100,241    $  934,140

    Less:
       Cost of common shares acquired for the
          treasury, 1994-6,479,089 shares;
          1993-3,251,225 shares                     (207,025)      (97,078)
       Unearned compensation                         (12,166)      (11,623)

                                                  $  881,050    $  825,439

                                                  $1,253,420    $1,221,364


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
                  Years Ended August 31,    1994          1993         1992

COMMON STOCK
 Balance, beginning                     $   92,694    $   92,694   $   32,085
   Issuance of 60,608,972 shares in
     connection with a three-for-one
     stock split effected in the form
     of a 200% stock dividend                  - -           - -       60,609
 Balance, ending                        $   92,694    $   92,694   $   92,694

ADDITIONAL PAID-IN CAPITAL
 Balance, beginning                     $   12,962    $   14,249   $   11,492
   Common stock issued from treasury for
     restricted stock plan                   1,356        (1,287)       2,757
   Tax benefits related to restricted
     stock plan                              1,021           - -          - -
 Balance, ending                        $   15,339    $   12,962   $   14,249

RETAINED EARNINGS
 Balance, beginning                     $  835,466    $  760,031      704,783
   Net income                              212,664       120,484      152,160
   Change in reporting period of
     international subsidiaries               (735)          - -          - -
   Cash dividends on common stock (1994
     $.59 per share; 1993 $.50 per share;
     1992 $.40 per share)                  (52,351)      (45,049)     (36,303)
   Three-for-one stock split effected in
     the form of a 200% stock dividend         - -           - -      (60,609)
 Balance, ending                        $  995,044    $  835,466   $  760,031

CUMULATIVE TRANSLATION ADJUSTMENT
 Balance, beginning                     $   (6,982)   $   20,001   $    3,112
   Current translation adjustment            4,146       (26,983)     (16,889)
 Balance, ending                        $   (2,836)   $   (6,982)  $   20,001

TREASURY STOCK
 Balance, beginning                     $  (97,078)   $  (78,978)  $  (65,222)
   Purchase of common stock for the
     treasury (1994-3,325,200 shares;
       1993-1,056,000 shares;
       1992-639,000 shares)               (113,381)      (25,830)     (16,711)
   Common stock issued for restricted
     stock plan, net of forfeitures
     (1994-97,336 shares; 1993-223,895
     shares; 1992-84,750 shares)             3,434         7,730        2,955
 Balance, ending                        $ (207,025)   $  (97,078)  $  (78,978)

UNEARNED COMPENSATION
 Balance, beginning                     $  (11,623)   $   (8,499)  $   (5,559)
   Net additions of common stock to
     restricted stock plan                  (4,790)       (6,656)      (5,712)
   Amortization of unearned compensation     4,247         3,532        2,772
 Balance, ending                        $  (12,166)   $  (11,623)  $   (8,499)

TOTAL SHAREHOLDERS' EQUITY AT YEAR END  $  881,050    $  825,439   $  799,498


See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


Note 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of business:

           The Company's business is the broad application of the science of genetics. Pioneer was founded in 1926 to apply newly-discovered genetic techniques to hybridize corn. Today, the Company develops, produces, and markets hybrids of corn, sorghum, sunflower, and vegetables; varieties of soybean, alfalfa, wheat, and canola; and microorganisms useful in crop and livestock production.

         Consolidation policy:

           The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         Cash equivalents:

           The Company considers all liquid investments with a maturity at purchase of three months or less to be cash equivalents.

         Receivables:

           Receivables are stated net of an allowance for doubtful accounts of $20.6 million and $18.6 million at August 31, 1994 and 1993, respectively.

         Inventories:

           Inventories are valued at the lower of cost (first-in, first-out method) or market. Gains or losses on commodity hedging transactions are included as a component of inventory.

         Property and equipment:

           Property and equipment is recorded at cost, net of an allowance for loss on plant closings of $5.0 million and $4.3 million at August 31, 1994 and 1993, respectively. Depreciation is computed primarily by the straight-line method over estimated service lives, two to forty years.

         Intangibles:

           Intangible assets are stated at amortized cost and are being amortized by the straight-line method over one- to twenty-year periods, with the weighted-average amortization period approximating 6.7 years for the year ended August 31, 1994. Accumulated amortization of $31.2 million and $23.5 million at August 31, 1994 and 1993, respectively, have been netted against these assets.

         Disclosures about fair value of financial instruments:

           The Company estimated the fair value of its financial instruments by discounting the expected future cash flows using the current interest rates which would apply to each class of financial instruments, except for foreign currency contracts for which quotes from brokers were used.

           The fair value of cash equivalents, notes receivable, short-term borrowings, and foreign currency contracts approximates carrying value. The fair value of long-term debt is approximately $69.1 million compared to its carrying value of $66.8 million.

         Basis of accounting:

           Subsidiary and asset acquisitions are accounted for by the purchase method.


         Translation of foreign currencies and foreign exchange hedging:

           All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year end exchange rates. Translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholders' equity. For subsidiaries considered to be operating in highly inflationary countries and for certain other subsidiaries, the U.S. dollar is the functional currency and translation gains and losses are included in determining net income. Foreign currency transaction gains and losses are included in determining net income. The Company uses a combination of forward foreign exchange contracts and foreign currency option contracts to hedge open foreign denominated payables and receivables and also to hedge firm sales and purchase commitments with its foreign subsidiaries. Realized and unrealized gains and losses are deferred and recognized as the related transactions are settled.

         Income taxes:

           Income taxes are computed in accordance with SFAS No. 109. Deferred income taxes have been provided on temporary differences in the financial statement and income tax bases of certain assets and liabilities.

           Deferred income taxes have not been provided on the undistributed earnings or the cumulative translation adjustment of the foreign subsidiaries because the Company intends to reinvest such undistributed earnings indefinitely or to repatriate them only to the extent that no additional income tax liability is created. The cumulative amount of the undistributed net income and translation adjustment of such subsidiaries is approximately $123 million at August 31, 1994. The Company files consolidated U.S. Federal income tax returns with its domestic subsidiaries; therefore, no deferred income taxes have been provided on the undistributed earnings of those subsidiaries.

         Pension plans:

           The Company's domestic and Canadian operations have defined benefit pension plans covering substantially all their employees. The plans provide benefits that are based on average monthly earnings of the employees. The funding policy is to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm.

         Deferred executive compensation and supplemental retirement benefit plans:

           The estimated liability for the deferred executive compensation and supplemental retirement benefit plans is being accrued over the expected remaining years of active employment.

         Restricted stock plans:

           The Company amortizes as compensation costs the cost of stock acquired for the restricted stock plans by the straight-line method over the five-year restriction period.

Note 2.  INVENTORIES

         The composition of inventories is as follows:
         (In thousands)
                            August 31,      1994        1993

         Finished seed                  $  164,034  $  229,550
         Unfinished seed                   190,070     149,299
         Supplies and other                  4,648       3,935
                                        $  358,752  $  382,784

         Unfinished seed represents the Company's cost of parent seed, detasseling and rogueing labor, and certain other production costs incurred by the Company to produce its seed supply. Much of the balance of the labor, equipment, and production costs associated with planting, growing, and harvesting the seed is supplied by independent growers, who contract specific acreage for the production of seed for the Company. The compensation of the independent growers is determined based upon yield, contracted acreage, and commodity prices. The commitment for grower compensation is accrued as seed is delivered to the Company. Accrued grower compensation was $18.8 million and $3.9 million at August 31, 1994 and 1993, respectively.

Note 3.  CURRENT BORROWINGS, LINES OF CREDIT, AND LONG-TERM DEBT

         At August 31, 1994, the Company had domestic lines of credit totaling $50 million available to be used as support for the issuance of the Company's commercial paper. During the year, additional lines of credit were available to meet peak borrowing requirements. At August 31, 1994, no commercial paper was outstanding.

         In addition, the Company's foreign subsidiaries have lines of credit and direct borrowing agreements totaling $149.7 million, substantially all of which are unsecured. At August 31, 1994, short-term borrowings of $14 million were outstanding under these lines of credit at varying interest rates.

         The Company has in place a $100 million private medium-term note program of which $50 million is outstanding as of August 31, 1994. The note is unsecured and bears interest at 8.5 percent with payment due in 1996.

         The remaining long-term debt at August 31, 1994, bears interest at varying rates and requires annual principal payments through 2000. The maturities of long-term debt for the next five fiscal years, in millions, are as follows: $1.2; $52.4; $7.8; $3.0; and $2.4.

Note 4.  INCOME TAXES

         The provision for income taxes is based on income before income taxes as follows:
         (In thousands)
                 Years Ended August 31,     1994        1993        1992

         United States                  $  271,631  $  215,748  $  183,731
         Foreign                            77,011       3,828      56,346
                                        $  348,642  $  219,576  $  240,077

         The provision for income taxes is composed of the following components:
         (In thousands)
                             August 31,     1994        1993        1992

         Current:
           Federal                      $  100,906  $   58,440  $   62,170
           State                            15,499       9,880      10,737
           Foreign                          29,047      25,369      21,890
                                        $  145,452  $   93,689  $   94,797
         Deferred:
           Federal                      $  (12,439) $   (6,199) $   (8,222)
           State                            (2,007)     (1,242)     (1,395)
           Foreign                           3,191        (450)      1,400
                                        $  (11,255) $   (7,891) $   (8,217)
                                        $  134,197  $   85,798  $   86,580

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 1994 and 1993, are presented below:

         (In thousands)
                                 August 31,       1994        1993

         Deferred tax assets:
           Allowance for doubtful accounts     $   5,640   $   3,705
           Inventories                            25,011      18,994
           Benefits/compensation                  27,791      22,552
           Deferred profit                         9,629       7,552
           Net operating loss carryforwards        8,912      10,597
           Other carryforwards                     1,492       5,102
           Other                                  10,547       9,561
              Total gross deferred tax asset   $  89,022   $  78,063
              Less valuation allowance           (11,554)    (14,468)
              Total deferred tax asset         $  77,468   $  63,595
         Deferred tax liabilities:
           Property and equipment              $ (38,686)  $ (39,312)
           Other                                  (2,017)     (1,571)
              Total deferred tax liability     $ (40,703)  $ (40,883)
              Net deferred tax asset           $  36,765   $  22,712

         The net change in the total valuation allowance for the years ended August 31, 1994 and 1993, was a decrease of $2.9 million and an increase of $8.3 million, respectively. The net operating loss carryforwards result from various international subsidiaries. The expiration of these net operating losses range from 1996 to indefinite. Utilization of these losses is dependent upon earnings generated in the respective subsidiaries. A valuation allowance for the losses has been set up where appropriate.

         Following is a reconciliation of the statutory U.S. Federal income tax rate to the Company's actual worldwide effective income tax rate:

                            Years Ended August 31,    1994      1993      1992

         Statutory U.S. Federal income tax rate       35.0%     34.7%     34.0%
         State income taxes, net of Federal income
            tax benefit                                2.5       2.6       2.6
         Effect of taxes on foreign earnings           1.8       6.7       2.1
         Foreign Sales Corporation                    (1.1)     (1.5)     (1.6)
         Other                                         0.3      (3.4)     (1.0)
           Actual effective income tax rate           38.5%     39.1%     36.1%

Note 5.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         Pension plans:

           The components of U.S. and Canadian pension cost expensed for the years ended August 31, 1994, 1993, and 1992, consisted of the following:

         (In thousands)
                                          1994        1993       1992

         Service cost                   $  6,398   $   5,031   $  4,440
         Interest cost on projected
           benefit obligation              9,633       8,889      8,056
         Actual return on plan assets    (11,368)    (10,183)    (9,314)
         Net amortization and deferral    (1,283)     (1,268)    (1,247)
         Pension expense                $  3,380   $   2,469   $  1,935

         The following table sets forth the plans' funded status as of June 30, 1994 and 1993, respectively:

         (In thousands)
                                               1994        1993

         Actuarial present value of benefit obligations:
           Vested benefit obligation        $  88,266   $  80,462
           Accumulated benefit obligation   $  93,921   $  85,817

         Plan assets at fair value,
           primarily stocks and bonds       $ 130,837   $ 128,746
         Projected benefit obligation         133,958     127,269
         Plan assets in excess of (less than)
           projected benefit obligation     $  (3,121)  $   1,477
         Unrecognized net loss                 19,781      13,985
         Unrecognized prior service cost        4,456       5,248
         Unrecognized transition asset, net
           (recognized over 16 years)         (11,818)    (13,502)
         Pension asset                      $   9,298   $   7,208

           Plan assets include common stock of the Company of $8.4 million and $7.1 million at June 30, 1994 and 1993, respectively.

           In determining the present value of benefit obligations, a discount rate of 8.0 percent was used in 1994 and 1993. The expected long-term rate of return on plan assets used was 9.0 percent and the assumed rate of increase in compensation levels used was 6.5 percent in both years.

         Other Postretirement Benefits:

           The Company provides certain medical and life insurance benefits to qualifying U.S. and Canadian retirees. During the second quarter of fiscal 1993, the Company adopted Financial Accounting Standards Board Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company recorded the transition obligation as the cumulative effect of an accounting change.

         The Company's other postretirement benefits cost for the years ended
         August 31, 1994 and 1993, consist of the following components:

         (In thousands)
                                                      1994         1993

         Service cost - benefits earned during
           the year                                $   1,834    $   1,421
         Interest cost on accumulated
           postretirement benefit obligation           2,727        2,321
         Return on assets                                - -          - -
         Net amortization and deferral                   956       27,821
         Other postretirement benefits cost        $   5,517    $  31,563

         The plans' funded status at August 31, 1994 and 1993, was as follows:

         (In thousands)
                                                      1994         1993

         Accumulated postretirement benefit obligation:
         Retirees                                  $   8,061    $    7,356
         Other fully eligible plan participants        6,820         6,037
         Other active plan participants               23,122        19,556
                                                   $  38,003    $   32,949
         Plans' assets at fair value                     - -           - -
         Accumulated postretirement benefit
          obligation in excess of plans' assets    $  38,003    $   32,949
         Unrecognized net loss                         3,519         2,856
         Accrued postretirement benefits cost      $  34,484    $   30,093

         For 1994 and 1993, the discount rate used in determining the accumulated postretirement benefit obligation was eight percent. An 11 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994. This rate was assumed to decrease gradually to six percent in year 2004 and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of August 31, 1994, by approximately $5.6 million and the total of the service and interest cost components of net postretirement health care cost for the year then ended, by approximately $.9 million.


Note 6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

         In connection with normal foreign denominated transactions, the Company had, at August 31, 1994, certain forward contracts and options for the sale and purchase of various currencies totaling $96.8 million, and $3.4 million, respectively, maturing from September, 1994, to July, 1995.

         The Company's financial instruments subject to credit risk are primarily trade accounts receivable and cash and cash equivalents. Generally, the Company does not require collateral or other security to support customer receivables. The Company had the following significant concentrations of financial instruments subject to credit risk:

         (In thousands)
                             August 31,    1994         1993

         United States                 $  162,839   $  104,436
         Italy                         $   46,762   $   64,481
         Central Europe and C.I.S.     $    5,037   $   11,023

         Within the United States, the majority of the Company's business is conducted with individual farm operators located throughout the country. The majority of the Company's business in Italy is transacted with distributors and cooperatives. In Central Europe and the Commonwealth of Independent States (C.I.S.), the Company conducts business primarily with government-sponsored companies and agencies.

Note 7.  RESTRUCTURING AND SETTLEMENTS

         On July 13, 1994, the U.S. Circuit Court of Appeals affirmed a prior court's decision in the Company's lawsuit against Holden Foundation Seeds, Inc., awarding Pioneer damages for lost profits from the misappropriation of germplasm. In 1994, the Company received the settlement plus interest totaling approximately $52 million. The Company also incurred $6.5 million of additional restructuring charges. The charges reflect $3.5 million of costs incurred in 1994 to complete the divestment of the Egyptian Edible Oil business and $3 million for the other operations.

         Operating results in 1993 include $53.6 million in provisions for costs associated with restructuring operations in Africa and the Middle East. The Company recorded reserves on accounts receivable, inventory, and long-term assets and provided for the estimated costs of either closing or redefining most of the operations in this region. These charges included writing off 100 percent of the Company's investment in its Egyptian Edible Oil business.

Note 8.  RESTRICTED STOCK PLANS

         The Company has a restricted stock plans under which 977,850 shares of the Company's common stock are held by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the date of grant other than as a result of retirement, death, or disability. The maximum number of shares authorized for grant under these plans is 5,250,000 shares of which 1,868,094 had been granted as of August 31, 1994.

Note 9.  VOTING RIGHTS OF COMMON STOCK AND STOCK REPURCHASES

         Each share of common stock is entitled to five votes per share if the share has been beneficially owned continuously by the same person for a period of 36 consecutive months preceding the record date for the relevant shareholders' meeting. All other shares are entitled to one vote per share.

         On June 16, 1994, the Board of Directors authorized the repurchase of an additional five million shares of the Company's stock. At August 31, 1994, authorized shares remaining to be purchased totaled
         3.5 million.

Note 10.  GEOGRAPHIC DATA

         Certain financial information concerning the Company's domestic and foreign operations is as follows:

         (In thousands)
                 Years Ended August 31,     1994          1993          1992

         Net sales (by source):
           United States               $ 1,269,694   $ 1,092,097   $ 1,015,349
           Europe                          227,533       258,849       235,400
           Other                           211,996       206,632       192,189
             Total sales               $ 1,709,223   $ 1,557,578   $ 1,442,938
           Less intergeographical sales,
             primarily United States       230,532       214,141       181,133
                                       $ 1,478,691   $ 1,343,437   $ 1,261,805

         Operating profit (by source):
           United States               $   341,202   $   271,082   $   233,379
           Europe                           30,615        20,160        38,527
           Other                            42,628        (7,000)       22,738
                                       $   414,445   $   284,242   $   294,644
           Indirect general and
             administrative expense        (68,194)      (59,058)      (51,688)
                                       $   346,251   $   225,184   $   242,956

         Identifiable assets at August 31:
           United States               $   668,330   $   671,020   $   591,425
           Europe                          179,416       186,654       214,433
           Other                           219,013       231,363       250,025
                                       $ 1,066,759   $ 1,089,037   $ 1,055,883
           Corporate                       186,661       132,327       160,053
                                       $ 1,253,420   $ 1,221,364   $ 1,215,936

         Note: Included in United States sales are export sales to unconsolidated customers in Europe of $14.6, $22.9, and $8.8 million in 1994, 1993, and 1992, respectively, and sales to unconsolidated customers in other countries of $3.0, $2.2, and $1.3 million in 1994, 1993, and 1992, respectively.

               Included in United States operating profit are profits on sales to unconsolidated customers in Europe (netted with related expenses) of $36.7, $49.4, and $28.0 million in 1994, 1993, and 1992, respectively and profits on sales to unconsolidated customers in other countries (netted with related expenses) of $5.4, $(14.4), and $(1.8)million in 1994, 1993, and 1992, respectively.

Note 11.  UNAUDITED QUARTERLY FINANCIAL DATA

         Summarized unaudited quarterly financial data for 1994 is as follows:
         (In thousands, except per share amounts)
         Three Months Ended  November 30  February 28     May 31     August 31

         Net sales           $    66,668  $   250,038  $ 1,038,502  $   123,483
         Gross profit        $     3,299  $   113,228  $   616,434  $    26,024
         Net income (loss)   $   (43,850) $    16,153  $   260,327  $   (19,966)
         Net income (loss) per
           common share (1)  $     (0.49) $      0.18  $      2.94  $     (0.23)
         Cash dividends per
           common share (1)  $      0.14  $      0.14  $      0.14  $      0.17

         Summarized unaudited quarterly financial data for 1993 is as follows:
         (In thousands, except per share amounts)
         Three Months Ended  November 30  February 28     May 31     August 31

         Net sales           $    68,357  $   156,650  $   930,916  $   187,514
         Gross profit        $    10,282  $    53,114  $   576,156  $    60,715
         Net income (loss) before
           cumulative effect of
           accounting change $   (38,807) $   (15,204) $   228,626  $   (37,162)
         Net income (loss)   $   (55,776) $   (15,204) $   228,626  $   (37,162)
         Net income (loss) per
           common share before
           cumulative effect
           of accounting
           change (1)        $      (.43) $      (.17) $      2.53  $      (.42)
         Net income (loss) per
           common share (1)  $      (.62) $      (.17) $      2.53  $      (.42)
         Cash dividends per
           common share (1)  $       .12  $       .12  $       .12  $       .14

         (1) As a result of rounding, the total of the four quarters' earnings and cash dividends per share may not equal the earnings and cash dividends per share for the year.

Note 12. SUPPLEMENTAL CASH FLOW INFORMATION

         Certain financial information concerning the Consolidated Statements of
         Cash Flows is as follows:
         (In thousands)
                 Years Ended August 31,      1994          1993          1992

         Cash payments:
           Interest                      $   13,069    $   18,502    $   14,627
           Income taxes                  $  144,922    $  113,787    $  100,771

                                   EXHIBIT 21
                      PIONEER HI-BRED INTERNATIONAL, INC.
                           SUBSIDIARIES OF REGISTRANT

  The following are all of the subsidiaries of the Registrant, and are included in its audited consolidated financial statements filed with its Annual Report on Form 10-K for the fiscal year ended August 31, 1994. Each subsidiary listed is wholly-owned by the Registrant and/or one of the Registrant's wholly owned subsidiaries, except as otherwise indicated.

          Subsidiary                   Place of Incorporation

Subsidiaries of the Registrant:
  The Advantage Corp.                           U.S.A.
  Green Meadows, Ltd.                           U.S.A.
  Microbial Environmental Services, Inc.        U.S.A.
  PHI Communications Company, Inc.              U.S.A.
  PHI Financial Services, Inc.                  U.S.A.
  PHI Insurance Co.                             U.S.A.
  PHI Insurance Services, Inc.                  U.S.A.
  PHI Mexico, SA de CV                          Mexico
  Pioneer Hi-Bred Australia, Pty. Ltd.          Australia
  Pioneer Hi-Bred Limited                       Canada
  Pioneer Hi-Bred Production, Ltd.              Canada
  Pioneer Hi-Bred Puerto Rico, Inc.             U.S.A.
  Pioneer Overseas Corporation                  U.S.A.
  Pioneer Overseas Corporation Philippines      Philippines
  Pioneer Overseas Corporation (Thailand) Ltd.  Thailand
  Pioneer Sementes Ltda.                        Brazil
  Pioneer Trading Ltd. (51%)                    Turks & Caicos
  Pioneer Vegetable Genetics, Inc.              U.S.A.
  Semillas Pioneer Chile Ltda.                  Chile
  Semillas Pioneer, S.A.                        Spain

                                   EXHIBIT 21
                          SUBSIDIARIES OF REGISTRANT

             Subsidiary                            Place of Incorporation

Subsidiaries of Pioneer Overseas Corporation, a wholly
 owned subsidiary of the Registrant:
  Agri-Genetic Realty, Inc. (30%)                        Philippines
  Ethiopian Pioneer Hi-Bred Seeds, Inc. (70%)            Ethiopia
  Grainfield Co., Ltd. (35%)                             Thailand
  Hibridos Pioneer de Mexicanos S.A. de C.V.             Mexico
  Lesotho American Hi-Bred Seeds (Pty.) Limited (70%)    Lesotho
  MISR Pioneer Seeds Company S.A.E. (75.5%)              Egypt
  PHI Biogene, Ltd. (40%)                                India
  PHI Genetics (Proprietary) Limited                     South Africa
  Pioneer Argentina, S.A.                                Argentina
  Pioneer Egypt, Inc.                                    U.S.A.
  Pioneer France Mais                                    France
  Pioneer Genetiques S.A.                                France
  Pioneer Hi-Bred Agricultural Technologies, Inc. (80%)  Philippines
  Pioneer Hi-Bred Europe, Inc.                           U.S.A.
  Pioneer Hi-Bred FSC Limited                            Jamaica
  Pioneer Hi-Bred Italia S.p.A.                          Italy
  Pioneer Hi-Bred Japan Co., Ltd. (52%)                  Japan
  Pioneer Hi-Bred Korea, Inc.                            U.S.A.
  Pioneer Hi-Bred Magyarorszag Kft.                      Hungary
  Pioneer Hi-Bred Nederland B.V.                         Netherlands
  Pioneer Hi-Bred S.A.R.L.                               France
  Pioneer Hi-Bred Seed Argo SAL                          Romania
  Pioneer Hi-Bred Seed Nigeria Ltd. (70%)                Nigeria
  Pioneer Hi-Bred Sementes De Portugal, S.A.             Portugal
  Pioneer Hi-Bred Thailand Co., Ltd. (95%)               Thailand
  Pioneer Seed Company (Zimbabwe) (Pvt.) Ltd. (95%)      Zimbabwe
  Pioneer Holding Company Limited (67%)                  Turks & Caicos
  Pioneer Overseas Research Corporation                  U.S.A.
  Pioneer Saaten GmbH                                    Austria
  Pioneer Saaten GmbH                                    Germany
  Pioneer Seeds, Inc.                                    U.S.A.
  Pioneer Seed Holding Nederland B.V.                    Netherlands
  Pioneer Semena Holding GmbH                            Austria
  Pioneer Sjeme D.O.O.                                   Croatia
  Pioneer (Sudan) Seed Company Limited (65%)             Sudan
  Pioneer (Sudan) Research Company Limited               Sudan
  P.T. Pioneer Hibrida Indonesia (82%)                   Indonesia
  Pioneer Tohumculuk A.S.                                Turkey
  Semillas Hibridas Pioneer S.A. (75%)                   Colombia
  Semillas Pioneer Colombia, S.A. (98.5%)                Colombia
  Semillas Pioneer de Venezuela C.A.                     Venezuela
  Swazi-American (PHI) Seeds, Ltd. (70%)                 Swaziland

EXHIBIT 21
                           SUBSIDIARIES OF REGISTRANT

                 Subsidiary                       Place of Incorporation

Subsidiaries of Green Meadows, Ltd.,
 a wholly owned subsidiary of the Registrant:
  Green Meadows Development Board                        U.S.A.
  Iowa India Investments Company Limited                 U.S.A.
  Village Court, Inc.                                    U.S.A.
Subsidiary of PHI Insurance Services, Inc.,
 a wholly owned subsidiary of the Registrant:
  Pioneer Insurance Services, Inc. - An
  Insurance Agency                                       U.S.A.
Subsidiary of Pioneer France Mais, a
 wholly owned subsidiary of Pioneer Overseas
 Corporation:
  S.I.C.A. France Mais S.A. (98.25%)                     France
Subsidiary of Pioneer Hi-Bred Europe, Inc., a
 wholly owned subsidiary of Pioneer
 Overseas Corporation:
  Pioneer Hi-Bred (U.K.) Limited                         United Kingdom
Subsidiary of Pioneer Holding Company Limited,
 a 67% owned subsidiary of Pioneer
 Overseas Corporation:
  Pioneer Pakistan Seed (Pvt.) Limited (80%)             Pakistan
Subsidiary of Pioneer Seed Holding Nederland B.V.,
 a wholly owned subsidiary of
 Pioneer Overseas Corporation:
  Hellaseed S.A. (51%)                                   Greece
  PHI Hi-Bred (Proprietary) Limited                      South Africa
  Pioneer Hi-Bred Slovakia SRO                           Slovakia
Subsidiary of Pioneer Seeds, Inc., a wholly
 owned subsidiary of Pioneer Overseas
 Corporation:
  Pioneer Maghreb S.A.                                   Morocco
Subsidiary of Pioneer Semena holding GmbH, a
 wholly owned subsidiary of Pioneer
 Overseas Corporation and Pioneer Seeds, Inc.:
  Zarya Semena (47.5%)                                   C.I.S.
Subsidiary of Pioneer Sementes Ltda., a wholly
 owned subsidiary of the Registrant and
 Pioneer Overseas Corporation:
  Empreendimentos Agricolas Pioneer Ltda. (40%)          Brazil
Subsidiary of Pioneer Vegetable Genetics, Inc.,
 a wholly owned subsidiary of the Registrant:
  Pioneer Vegetable Genetics, Ltd.                       Israel


                                   EXHIBIT 27
                            FINANCIAL DATA SCHEDULE
REGULATION     STATEMENT CAPTION                   1994       1993      1992
                                                   YEAR       YEAR      YEAR

5-02(1)        Cash and cash equivalents          135,454    91,976    97,591
5-02(3)(a)(1)  Accounts and notes receivable, net 192,724   196,063   216,038
5-02(6)(a)(1)  Inventory                          358,752   382,784   343,409
5-02(9)        Total current assets               742,301   716,982   702,862
5-02(13)       Property, plant, and equipment     842,123   789,849   768,416
5-02(14)       Accumulated depreciation           391,744   352,189   326,530
5-02(18)       Total assets                     1,253,420 1,221,364 1,215,936
5-02(21)       Total current liabilities          232,016   261,113   285,793
5-02(22)       Long-term debt                      65,569    68,127    73,920
5-02(30)       Common stock                        92,694    92,694    92,694
5-02(31)       Other shareholder's equity         788,356   732,745   706,804
5-03(b)(1)(a)  Net sales                        1,478,691 1,343,437 1,261,805
5-03(b)(2)(a)  Cost of goods sold and research    719,706   643,170   621,618
5-03(b)(3)     Restructuring and settlements      (44,553)   53,585       - -
5-03(b)(4)     Selling and general and
                 administrative                   457,287   421,498   397,231
5-03(b)(8)     Financial income (expense), net      2,391    (5,608)   (2,879)
5-03(b)(10)    Income before taxes and other
                 items                            348,642   219,576   240,077
5-03(b)(11)    Income tax expense                (134,197)  (85,798)  (86,580)
5-03(b)(14)    Income/loss continuing operations  212,664   137,453   152,160
5-03(b)(18)    Cumulative effect of accounting
                 change                               - -   (16,969)      - -
5-03(b)(19)    Net income                         212,664   120,484   152,160
5-03(b)(20)    Earnings per share                    2.40      1.34      1.68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)       PIONEER HI-BRED INTERNATIONAL, INC.

(NAME AND TITLE)   Thomas N. Urban, Chairman of the Board of Directors
and President
DATE  November 23, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(NAME AND TITLE)   Thomas N. Urban, Chairman of the Board of Directors
and President
DATE  November 23, 1994



(NAME AND TITLE)   Charles S. Johnson, Executive Vice President and
Director
DATE  November 23, 1994



(NAME AND TITLE)   Jerry L. Chicoine, Senior Vice President, Chief
Financial Officer and Corporate Secretary
DATE  November 23, 1994



(NAME AND TITLE)   Robert P. Seifert, Senior Vice President and Director
DATE  November 23, 1994



(NAME AND TITLE)   Dwight G. Dollison, Treasurer
DATE  November 23, 1994



(NAME AND TITLE)   Brian G. Hart, Controller
DATE  November 23, 1994



(NAME AND TITLE)   C. Robert Brenton, Director
DATE  November 23, 1994



(NAME AND TITLE)   Pedro M. Cuatrecasas, Director
DATE  November 23, 1994

(NAME AND TITLE)   Ray A. Goldberg, Director
DATE  November3, 1994



(NAME AND TITLE)   Fred S. Hubbell, Director
DATE  November 23, 1994



(NAME AND TITLE)   F. Warren McFarlan, Director
DATE  November 23, 1994



(NAME AND TITLE)   Owen J. Newlin, Director
DATE  November 23, 1994



(NAME AND TITLE)   Virginia Walbot, Director
DATE  November 23, 1994



(NAME AND TITLE)   H. Scott Wallace, Director
DATE  November 23, 1994



(NAME AND TITLE)   Fred W. Weitz, Director
DATE  November 23, 1994



(NAME AND TITLE)   Herman H.F. Wijffels, Director
DATE  November 23, 1994



(NAME AND TITLE)   Nancy Y. Bekavac, Director
DATE  November 23, 1994



(NAME AND TITLE)   Luiz Kaufmann, Director
DATE  November 23, 1994

APPENDIX TO MANAGEMENT'S DISCUSSION AND ANALYSIS


The table titled "Sales by Region" appears in the Management's
Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph.

The table titled "Earning per Share Excluding Unusual Items" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph.

The table titled "Return on Ending Equity Excluding Unusual Items" appears in the Management's Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph.

The table titled "Return on Ending Assets and Return on Ending Equity" appears in the Management's Discussion and Analysis of the Annual Report to Shareholders in the form of a line graph.

The table titled "North American Market Share" appears in the Management's Discussion and Analysis of the Annual Report to
Shareholders in the form of a bar graph.

The table titled "Cash and Cash Equivalents by Country" appears in the Management's Discussion and Analysis of the Annual Report to
Shareholders in the form a bar graph.

The table titled "Net Income and Annual Dividends" appears in the Management's Discussion and Analysis of the Annual Report to
Shareholders in the form of a line graph.

The table titled "Research and Product Development" appears in the Management's Discussion and Analysis of the Annual Report to
Shareholders in the form of a bar graph.

The table titled "Available Domestic Lines of Credit - 1994" appears in the Management's Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph.

The table titled "Available Domestic Lines of Credit - 1995" appears in the Management's Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph.

The table titled "Short-term Borrowing Levels" appears in the Management's Discussion and Analysis of the Annual Report to
Shareholders in the form of a line graph.

A photo with the caption "It's an old farm home and still occupied by some members of the Von Stein family near Jenera, Ohio. Dennis and Dean Von Stein, the two in the middle, received a sales and service call from Sales Representative Jay Bosse (L) and Pioneer Agronomist Sandy Thomas early one fall morning" appears in the Management's Discussion and Analysis of the Annual Report to Shareholders.

A photo with the caption "Sergo Suderie, a farmer from Martes-Tolosane, France, discusses agronomic techniques with Pioneer External Relations Coordinator Arnaud de Castelbajac under an obviously French umbrella" appears in the Management's Discussion and Analysis of the Annual Report to Shareholders.