Form 10-K/A
period 1994-08-31
PIONEER HI BRED INTERNATIONAL INC
filed 1994-12-22
CIK 78716

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K/A

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




                 Exhibits to Annual Report on Form 10-K/A
                        Year Ended August 31, 1994
                   PIONEER HI-BRED INTERNATIONAL, INC.


Exhibit 27--Financial data schedule




SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)       PIONEER HI-BRED INTERNATIONAL, INC.

 (NAME AND TITLE)   Brian G. Hart, Controller
DATE  December 22, 1994