Form 10-Q
period 1994-11-30
PIONEER HI BRED INTERNATIONAL INC
filed 1995-01-12
CIK 78716

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended November 30, 1994

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

                    Yes  X      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at December 27, 1994
Common Stock ($1.00 par value)                    84,534,812

                 PIONEER HI-BRED INTERNATIONAL, INC.






                                INDEX

PART I.     FINANCIAL INFORMATION                            PAGE NO.

               ITEM 1  FINANCIAL STATEMENTS

                    CONSOLIDATED CONDENSED BALANCE SHEETS-
                      NOVEMBER 30, 1994, AUGUST 31, 1994,
                      AND NOVEMBER 30, 1993                     3-4


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      OPERATIONS-                                 5
                         THREE MONTHS ENDED
                         NOVEMBER 30, 1994 AND 1993


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      CASH FLOWS-                                 6
                         THREE MONTHS ENDED
                         NOVEMBER 30, 1994 AND 1993

                    NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS                        7


               ITEM 2  MANAGEMENT'S DISCUSSION AND             8-10
                       ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

               ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K          11

                     PIONEER HI-BRED INTERNATIONAL, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Unaudited, in millions)



                                       November 30,  August 31,  November 30,
         ASSETS                           1994          1994         1993
CURRENT ASSETS
    Cash and cash equivalents           $   67        $  135       $   64
    Accounts and notes receivable, net     146           193          111
    Inventories:
         Finished seed                     367           164          339
         Unfinished seed                   339           190          254
         Other                               6             5            7
    Prepaid expenses and other current
      assets                                13             3           11
    Deferred income taxes                   62            52           54
         Total current assets           $1,000        $  742       $  840


LONG-TERM ASSETS                            38            38           40




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and
      allowances
    November 30, 1994  $401
    August 31, 1994  $397
    November 30, 1993  $366                451           450          444



INTANGIBLES                                 21            23           26

                                        $1,510        $1,253       $1,350



See Notes to Consolidated Condensed Financial Statements.

                      PIONEER HI-BRED INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited, in millions)


                                       November 30,  August 31,  November 30,
                                          1994          1994        1993
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-term borrowings               $  199       $   14      $  160
    Current maturities of long-term debt     1            1           1
    Accounts payable, trade                324           80         219
    Accrued compensation                    28           54          27
    Income taxes payable                     -           31           -
    Other accruals                          37           52          47
         Total current liabilities      $  589       $  232      $  454





LONG-TERM DEBT                          $   65       $   66      $   66


DEFERRED ITEMS, primarily income taxes
    and retirement benefits             $   78       $   67      $   59


MINORITY INTEREST IN SUBSIDIARIES       $    6       $    7      $    6


SHAREHOLDERS' EQUITY
    Preferred stock, no par value       $    -       $    -      $    -
    Common stock, $1 par value              93           93          93
    Additional paid-in capital              15           15          13
    Retained earnings                      932          995         778
    Cumulative translation adjustment       (1)          (3)        (11)
                                        $1,039       $1,100      $  873

    Less:  Cost of common shares
             acquired for the treasury    (257)        (207)        (98)
           Unearned compensation           (10)         (12)        (10)
                                        $  772       $  881      $  765
                                        $1,510       $1,253      $1,350




See Notes to Consolidated Condensed Financial Statements.

                    PIONEER HI-BRED INTERNATIONAL, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         (Unaudited, in millions)

                                             Three Months Ended
                                                 November 30,
                                             1994            1993
Net sales                                   $   69          $   67

Operating costs and expenses:
   Cost of goods sold                       $   40          $   39
   Research and development                     27              24
   Selling                                      50              44
   General and administrative                   29              25
   Restructuring and settlements                 -               5

                                            $  146          $  137

      Operating (loss)                      $  (77)         $  (70)

Investment income                                4               3
Interest expense                                (3)             (3)
Net exchange (loss)                             (2)             (2)

      (Loss) before income taxes            $  (78)         $  (72)

Provision for income taxes                      30              28


      Net (loss)                            $  (48)         $  (44)


(Loss) per common share*                    $ (.57)         $ (.49)

Weighted average number of
   common shares outstanding                    85              89

* Not in millions

See Notes to Consolidated Condensed Financial Statements.

                    PIONEER HI-BRED INTERNATIONAL, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited, in millions)

                                                 Three Months Ended
                                                    November 30,
                                                 1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                  $ (48)       $ (44)
    Noncash items included in net loss:
      Depreciation and amortization                17           16
      Restructuring of operations                   -            5
      Other                                         3            -
    Net change in assets and liabilities         (144)         (77)
        Net cash used in operating
          activities                            $(172)       $(100)

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments received on notes receivable       $   3        $   6



    Disbursements for notes receivable             (1)          (2)
    Capital expenditures                          (15)         (21)
    Other                                          (3)          (1)
        Net cash used in investing
          activities                            $ (16)       $ (18)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds on short-term borrowings       $ 185        $ 101
    Purchase of treasury stock                    (49)          (1)
    Dividends paid                                (15)         (13)
    Other                                          (1)           -
        Net cash provided by financing
          activities                            $ 120        $  87

Effect of foreign currency exchange rate
  changes on cash and cash equivalents          $   -        $  (1)

Effect of change in year-end of the
  Company's international subsidiaries on
  cash and cash equivalents                     $   -        $   4

        Net decrease in cash and cash
          equivalents                           $ (68)       $ (28)

Cash and cash equivalents, beginning            $ 135        $  92
CASH AND CASH EQUIVALENTS, ENDING               $  67        $  64


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                    $   7        $   6


    Income taxes                                $  10        $   9



See Notes to Consolidated Condensed Financial Statements.

               PIONEER HI-BRED INTERNATIONAL, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of November 30, 1994 and 1993, and the results of operations and cash flows for the three months ended November 30, 1994 and 1993. Because of the seasonal nature of the Company's business, the results of operations for the three months ended November 30, 1994, are not indicative of the results to be expected for the full year.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At November 30, 1994, such guarantees totaled approximately $23 million.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with the Company's audited financial statements and notes for the fiscal year ended August 31, 1994.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. The Company also has a $100 million private medium-term note program of which $50 million is available as of November 30, 1994. Short-term debt at November 30, 1994, consisted of $168 million in domestic commercial paper and $31 million in direct short-term borrowings from foreign banks. Long-term debt at November 30, 1994, consisted principally of $50 million in medium-term notes maturing in February, 1996.


During fiscal 1995, the Company has the following domestic lines of of credit available:

Quarter:                 Revolving     Seasonal     Total

First                    $100          $ 74         $174
Second                   $100          $118         $218
Third                    $ 50          $  -         $ 50
Fourth                   $ 50          $  -         $ 50

    At November 30, 1994, accounts and notes receivable increased from a year earlier primarily due to higher prior year sales and an increase in sales on credit.


    Seed inventories, short-term borrowings, and accounts payable at November 30, 1994, are higher than the same point in time a year ago primarily due to higher production costs associated with the larger production crop harvested in the fall of 1994 compared to the fall of 1993.

    The Company repurchased $49 million of its stock during the three months ended November 30, 1994. At November 30, 1994, authorized shares remaining to be repurchased totaled 2 million.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:


    Net loss for the three months ended November 30, 1994, was $48 million, or $.57 per share, compared to a net loss of $44 million, or $.49 per share, for the first quarter of fiscal 1994. Last year's results included $5 million in restructuring and settlement costs which are not present in this year's numbers.
Due to the seasonality of the seed business, single quarter results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such comparisons are not emphasized. Typically, most of the Company's revenue and operating profit is generated in the third quarter.

    Management believes the Company is on track to post another outstanding year. In North America, Pioneer(R) brand hybrids once again performed very well compared to the competition. On-farm yield comparisons in the fall of 1994 showed that the average Pioneer(R) brand hybrid out yielded the average competitor by 5.6 bushels per acres. Another strong sales year is expected in North America and early sales orders support that. As of January 3, 1995, sales orders are three and a half percent ahead of last year. Overall, operating profit is expected to increase in North America in 1995 compared to 1994. In total, the Company's operations outside North America are expected to be comparable to last year.

    This year's higher first quarter loss was due to increased fixed costs. These were partially offset by an increase in operating profit in South America and Asia resulting from increased sales.
Fixed costs are approximately $12 million higher than last year due to increases in research and selling expenses and due to a change in the structure of the Company's operations in France.

    During the fourth quarter of fiscal 1994, the Company purchased
65 percent of the entity which handles the distribution and marketing of Pioneer(R) brand products in France. This purchase brought the Company's ownership of this entity to 100 percent. Beginning in fiscal 1995 the revenues and expenses of this distribution entity are fully consolidated in the Company's financial statements. Therefore, while operating profit in total for France is expected to remain comparable to last year, reported revenues and expenses will both increase. Since France's selling season is in the spring, revenues were not recorded during the first quarter, however, one quarter of the year's operating expenses for this new entity were reflected. This accounted for approximately $4 million of the increase in first quarter's selling and marketing costs.

    Net sales through the first quarter of fiscal 1995 increased
$2 million to $69 million. First quarter seed corn sales, generated almost entirely outside of North America and Europe, increased $5 million to $31 million. South American sales increased $7 million as a result of increased unit sales and price in Brazil, Argentina, and Chile. In Asia, sales increased $2 million due to higher unit sales in several countries. Seed corn sales in Mexico decreased $3 million due to a reduction in corn acreage in northern Mexico resulting from a reduction in corn subsidies and irrigation restrictions. Other products revenues decreased $3 million to $38 million primarily due to lower specialty plant product sales.

    For the year, the Company expects sales and operating profits in South America and Asia to be higher than last year. Mexico's results for 1995 are expected to be lower than 1994 due to the reduction in corn acreage and the peso devaluation. European operating results for 1995 are expected to be comparable to 1994. In North America, management believes seed corn unit sales could be close to the record 11.8 million in 1994 despite an anticipated decrease in corn acreage for the 1995 planting season. The acreage decrease is expected due to the announced change in the U.S. feed grains program set-aside from zero to 7.5 percent. Management expects the continued strong performance of Pioneer(R) brand products to help increase market share again in 1995.

    The Company expects 1995 seed corn margins in North America to increase due to an increase in the average sales price of seed corn and lower cost of sales. The list price of most of the Company's hybrids increased $1.50 to $2.00 per unit. In addition management expects to sell a larger portion of the Company's higher-performing, higher-priced hybrids. Combined, this is expected to increase the average sales price four to five percent. Seed corn cost of sales are expected to be approximately three percent lower than 1994, on a per unit basis, primarily due to excellent seed field yields on the large 1994 crop and lower commodity costs.

    Research expense increased $3 million, or 13 percent over the first quarter of 1994. This is in line with the Company's expected 11 percent increase in research expenses for 1995.

    Selling and general and administrative expenses for the first three months of fiscal 1995 increased $10 million over the same period a year earlier. As previously mentioned, the change in operations in France accounts for $4 million of this increase. In North America, selling and marketing expenses increased $2 million in part due to planned increases in advertising expenses and personnel costs and in part due to the earlier timing of certain expenses. Indirect general and administrative expenses were $2 million higher than last year due to normal merit and personnel cost increases and an increase in charitable contributions.

    Last year's first quarter included a $5 million charge related to restructuring the company's operations in Africa and the Middle East. Management does not expect to incur any additional restructuring charges for this region in 1995.

    The estimated fiscal 1995 world-wide effective tax rate reflected in the first quarter is 38 percent. The actual world-wide effective tax rate for fiscal 1994 was 38.5 percent.

                 PIONEER HI-BRED INTERNATIONAL, INC.



                     PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended November 30, 1994. The Exhibits filed as part of this report are listed below.

                    Exhibit 27 - Financial data schedule.



                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PIONEER HI-BRED INTERNATIONAL, INC.
                                                 (Registrant)




Date   January 12, 1995
                                  THOMAS N. URBAN, CHAIRMAN OF THE
                                         BOARD OF DIRECTORS AND PRESIDENT


Date   January 12, 1995
                                  JERRY L. CHICOINE, SENIOR VICE PRESIDENT,
                                         CHIEF FINANCIAL OFFICER AND CORPORATE
                                         SECRETARY