Form 10-Q
period 1995-02-28
PIONEER HI BRED INTERNATIONAL INC
filed 1995-04-13
CIK 78716

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended February 28, 1995

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to          .

                    Commission File Number : 0-7908

                   PIONEER HI-BRED INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)


           Iowa                                        42-0470520
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

  700 Capital Square 400 Locust, Des Moines, Iowa    50309
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (515) 248-4800



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X      No____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at March 27, 1995
Common Stock ($1.00 par value)                     84,622,951

PIONEER HI-BRED INTERNATIONAL, INC.






                                INDEX

PART I.     FINANCIAL INFORMATION                            PAGE NO.

               ITEM 1  FINANCIAL STATEMENTS

                    CONSOLIDATED CONDENSED BALANCE SHEETS-
                      FEBRUARY 28, 1995, AUGUST 31, 1994,
                      AND FEBRUARY 28, 1994                     3-4


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      OPERATIONS-                                 5
                         THREE MONTHS AND SIX MONTHS ENDED
                         FEBRUARY 28, 1995 AND FEBRUARY 28,
                         1994


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      CASH FLOWS-                                 6
                         SIX MONTHS ENDED
                         FEBRUARY 28, 1995 AND FEBRUARY 28,
                         1994


                    NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS                        7


               ITEM 2  MANAGEMENT'S DISCUSSION AND             8-12
                       ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

               ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K          13

                      PIONEER HI-BRED INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited, in millions)


                                       February 28,  August 31,  February 28,
         ASSETS                           1995         1994         1994
CURRENT ASSETS
    Cash and cash equivalents          $  361       $  135       $  377
    Accounts and notes receivable, net    201          193          188
    Inventories:
         Finished seed                    489          164          500
         Unfinished seed                  189          190           62
         Other                              7            5            5
    Prepaid expenses and other current
      assets                               55            3           39
    Deferred income taxes                  76           52           77
         Total current assets          $1,378       $  742       $1,248


LONG-TERM ASSETS                           37           38           38




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and
      allowances
    February 28, 1995 $410
    August 31, 1994 $397
    February 28, 1994 $370                450          450          444




INTANGIBLES                                19           23           24

                                       $1,884       $1,253       $1,754







See Notes to Consolidated Condensed Financial Statements.

                      PIONEER HI-BRED INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited, in millions)


                                       February 28,  August 31,  February 28,
                                          1995        1994          1994
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-term borrowings              $   34       $   14       $   48
    Current maturities of long-term debt   52            1            1
    Accounts payable, trade               261           80          121
    Customer deposits                     599            -          587
    Accrued compensation                   32           54           30
    Income taxes payable                    -           31           19
    Other                                  39           52           52
         Total current liabilities     $1,017       $  232       $  858

LONG-TERM DEBT                         $   14       $   66       $   66

DEFERRED ITEMS, primarily income
    taxes and retirement benefits      $   81       $   67       $   60


MINORITY INTEREST IN SUBSIDIARIES      $    8       $    7       $    6


SHAREHOLDERS' EQUITY
    Preferred stock, no par value      $    -       $    -       $    -
    Common stock, $1 par value             93           93           93
    Additional paid-in capital             16           15           14
    Retained earnings                     927          995          782
    Cumulative translation adjustment      (1)          (3)         (11)
                                       $1,035       $1,100       $  878

    Less:  Cost of common shares
             acquired for the treasury   (254)        (207)         (99)
           Unearned compensation          (17)         (12)         (15)
                                       $  764       $  881       $  764
                                       $1,884       $1,253       $1,754





See Notes to Consolidated Condensed Financial Statements.

                      PIONEER HI-BRED INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited, in millions)

                                Three Months Ended          Six Months Ended
                                   February 28,               February 28,
                                 1995        1994          1995         1994
Net sales                       $ 277       $ 250         $ 346         $ 317

Operating costs and expenses:
  Cost of goods sold            $ 142       $ 110         $ 182         $ 149
  Research and development         31          27            58            51
  Selling                          60          55           110            99
  General and administrative       33          29            62            54
  Restructuring and settlements     -          (1)            -             4
                                $ 266       $ 220         $ 412         $ 357

   Operating income (loss)      $  11          30         $ (66)        $ (40)

Investment income                   5           4             9             7
Interest expense                   (4)         (6)           (7)           (9)
Net exchange gain (loss)            6           -             4            (2)

   Income (loss) before items
     below                      $  18       $  28         $ (60)        $ (44)

Provision for income taxes         (7)        (11)           23            17
Minority interest and other        (2)          -            (2)            -

Net income (loss)               $   9       $  17         $ (39)        $ (27)

Income (loss) per common share* $ .11       $ .19         $(.46)        $(.30)

Dividends per common share*     $ .17       $ .14         $ .34           .28
Weighted average number of
  common shares outstanding        85          89            85            89






* Not in millions



See Notes to Consolidated Condensed Financial Statements.

                    PIONEER HI-BRED INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, in millions)

                                                       Six Months Ended
                                                         February 28,
                                                     1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                         $(39)          $(27)
  Noncash items included in net (loss):
    Depreciation and amortization                      34             33
    Other                                             (11)           (38)
  Net change in assets and liabilities                334            383
      Net cash provided by operating activities      $318           $351

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable              $  4           $  7
  Disbursements for notes receivable                   (2)            (3)
  Capital expenditures                                (31)           (33)
  Other                                                (3)            (1)
      Net cash used in investing activities          $(32)          $(30)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) on short-term borrowings   $ 21           $ (8)
  Purchase of treasury stock                          (52)            (5)
  Dividends paid                                      (29)           (25)
  Other                                                (1)            (1)
       Net cash used in financing activities         $(61)          $(39)

Effect of foreign currency exchange rate
 changes on cash and cash equivalents                $  1           $ (1)

Effect of change in year-end of the
  Company's international subsidiaries
  on cash and cash equivalents                       $  -           $  4

      Net increase in cash and cash equivalents      $226           $285

Cash and cash equivalents, beginning                  135             92
CASH AND CASH EQUIVALENTS, ENDING                    $361           $377


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                         $  9           $ 11


    Income taxes                                     $ 24           $ 21



See Notes to Consolidated Condensed Financial Statements.

             PIONEER HI-BRED INTERNATIONAL, INC.
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of February 28, 1995 and 1994, and the results of operations and cash flows for the six months ended February 28, 1995 and 1994. Because of the seasonal nature of the Company's business, the results of operations for the six months ended February 28, 1995, are not indicative of the results to be expected for the full year.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At February 28, 1995, such guarantees totaled approximately $23 million.

3. Certain individual financial statement categories were reclassified for the six months ended February 28, 1994 to conform with the presentation adopted for the six months ended February 28, 1995.

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

Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at February 28, 1995, consisted of $34 million in direct short-term borrowings from foreign banks.

During fiscal 1995, the Company has available the following domestic lines of credit:
(in millions)

                              Revolving   Seasonal    Total
First quarter                 $100        $ 74        $174
Second quarter                $100        $118        $218
Third quarter                 $ 50        none        $ 50
Fourth quarter                $ 50        none        $ 50

The Company also has a $100 million private medium-term note program of which $50 million was outstanding as of February 28, 1995. The medium-term note matures in February, 1996.

February 28, 1995, seed inventories and accounts payable are higher than the previous year due to the above-average yields harvested in the fall of 1994 compared to the fall of 1993.

Higher advance commissions through February 28, 1995, account for the increase in prepaid expenses and other current assets over the prior year.

The Company repurchased $52 million of its stock during the six months ended February 28, 1995. At February 28, 1995, authorized shares remaining to be repurchased totaled 1.8 million.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:


Net loss for the six months ended February 28, 1995, was $39 million, or $.46 per share, compared to a net loss of $27 million, or $.30 per share, for the same period a year ago. Due to the seasonality of the seed business, single quarter results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such comparisons are not emphasized. Typically, most of the Company's revenue and operating profit is generated in the third quarter.


Net Sales and Operating Profit (Loss)
(Unaudited, in millions)

                               Quarter Ended               Six Months Ended
                                February 28,   Increase/      February 28,     Increase/
                             1995         1994 (Decrease)  1995         1994  (Decrease)
Net sales:
  Corn                       $236        $210    $ 26      $267        $236      $ 31
  Other                        41          40       1        79          81        (2)

Total net sales              $277        $250    $ 27      $346        $317      $ 29

Operating profit (loss):
  Corn                       $ 42        $ 59    $(17)     $ (8)       $ 15      $(23)
  Other                       (12)        (15)      3       (23)        (22)       (1)
  Restructuring and
     settlements                -           1      (1)        -          (4)        4
 Product line operating
    profit (loss)            $ 30        $ 45    $(15)     $(31)       $(11)     $(20)

  Indirect general and
    administrative expenses   (19)        (15)     (4)      (35)        (29)       (6)

Operating income (loss)      $ 11        $ 30    $(19)     $(66)       $(40)     $(26)

Units delivered, North America:
  Corn                       1.407       1.567   (.160)    1.418       1.585     (.167)

Operating results for the second quarter and first six months of fiscal 1995 decreased from the same period a year ago principally due to lower seed corn units delivered and increased research and development costs. Unit sales decreased in North America primarily as a result of reduced corn acreage. Several European countries also experienced lower seed corn sales primarily the result of the timing of seed deliveries. Lower unit sales in Mexico through second quarter are due to reduced corn acreage. Research and development costs increased due to planned expansion in laboratory research.

Year-to-year comparisons of sales and expenses were also impacted by a change in the structure of the Company's operations in France. During the fourth quarter of fiscal 1994, the Company purchased 65 percent of the entity which handles the distribution and marketing of Pioneer(R) brand products in France. This purchase brought the Company's ownership of this entity to 100 percent. Beginning in fiscal 1995 the revenues and expenses of this distribution entity are fully consolidated in the Company's financial statements. As a result, year-to-date sales increased $48 million and expenses increased $46 million compared to the same period last year.


SEED CORN

North America

Operations within North America account for approximately $14 million of the year-to-date seed corn operating profit decrease. Lower seed corn deliveries compared to the prior year was the primary driver affecting North American operations. Through second quarter, deliveries are running 10.5 percent behind 1994, primarily due to reduced corn acreage. As a result, sales are $11 million lower than a year ago and operating results are approximately $6 million lower.
For the six months ended February 28, 1995, seed corn units invoiced, including those not yet delivered, have decreased to 10.3 million units, or 4 percent, from the same period last year. Cash collected for the same period has increased $10 million to $745 million, in part due to an increase in the average selling price of Pioneer(R) brand hybrids of approximately 4 percent in 1995.

On an annual basis, corn unit sales could be 3 percent to 4 percent below 1994 levels. A change in the U.S. farm program requires farmers participating in the 1995 feed grain program to keep their corn acres at 92.5 percent or less of their historical corn acreage base, down from 100 percent in 1994. As a result, it is estimated that total 1995 seed corn acreage will decrease approximately 5 percent from 1994. In addition to this, some farmers in the South are switching acreage to cotton as a result of higher prices which will have an impact on seed corn unit sales volume. Through the first six months of 1995, sales to customers in the South account for approximately 50 percent of total units delivered. On an annual basis, they typically will contribute less than 10 percent of total unit sales. Finally, aggressive sales programs and discounting by competitors aimed at reducing their high inventory levels is also putting pressure on unit
sales.   Our exceptional sales and marketing force is continuing to provide information to customers on the value of purchasing Pioneer(R) brand seed. As a result, management expects to hold or have a modest gain in market share.

Research expenses for corn increased $5 million, or 20 percent, from year-to-date levels a year ago. Planned growth in winter nursery costs and expansion of laboratory research and development projects account for most of the increase. On an annual basis, research costs are expected to increase 12 percent.

The Company's commitment to research continues to provide customers with value-added products. For 1995, 17 new seed corn hybrids were released. These new releases add to the Company's ability to provide products which deliver higher and more consistent profits to our customers.

Fixed selling and general and administrative expenses for seed corn in North America increased $3 million, or 8 percent, from 1994 year-to-date levels. The major components of this increase were planned increases in advertising expenses and personnel costs and earlier timing of certain expenses.

Management believes the Company is on track to post another outstanding year. In North America, Pioneer(R) brand hybrids once again performed very well compared to the competition. On-farm yield comparisons in the fall of 1994 showed that Pioneer hybrids continued to out-yield the average competitor, even under conditions that were favorable across much of the corn belt. Higher yields from the 1994 crop and excellent winter production activities in Argentina and Chile will improve the variable cost per unit. In conjunction with a higher per unit sales price, these factors will positively impact current year results.

Other Regions

Operating results outside North America decreased approximately $9 million. European operations account for $5 million of the total decrease. On a constant dollar basis, European operating profits decreased $10 million compared to 1994, mostly due to fewer unit sales. Italy's operating profit decreased $5 million primarily due to the timing of current year seed corn deliveries compared to 1994. Operating results in France decreased $2 million due to fewer unit sales. In Germany, the timing of deliveries reduced operating profit $2 million. The effect of the U.S. dollar weakening against European currencies positively impacted current year operating profit $5 million.

Mexico's operating profit decreased $11 million. Decreased seed corn acreage in Northern Mexico resulting from NAFTA, drought, and subsidy reductions reduced unit sales. Also contributing to the decrease was the effect of the devaluation of the Mexican peso.

Operations in Asia and Central and South America provided positive results to operating profit over 1994 levels. For the current year, Asia's operating profit improved $5 million. Higher selling prices in the Philippines accounted for $1 million of the increase, while lower seed writedowns in the region and reduced regional administrative costs account for most of the remaining improvement. Central and South American operating profit improved $2 million, almost entirely due to operations in Argentina. This improvement is the result of increased unit sales and higher selling price along with lower per unit costs.

For the year, management expects operating profit from regions outside North America to be comparable to 1994. A reduction in corn subsidies and water restrictions are expected to reduce corn acreage in Mexico with a corresponding reduction in unit sales of approximately 30 percent. This, in conjunction with the devaluation of the Mexican peso, is expected to reduce operating results for Mexico to about half of that in 1994. This could be offset by operations in the remaining regions outside North America. With the U.S. dollar weaker compared to European currencies, operating profit in Europe should improve over prior year levels. Operating profit in Central and South America and Asia is expected to improve over 1994 results due to increased unit sales.


OTHER PRODUCTS

Other products' 1995 year-to-date operating results were comparable to the prior year. Other products include soybean, alfalfa, sorghum, wheat, sunflower, microbial products, and developing products - all of which reflected minimal change from 1994 year-to-date results.


RESTRUCTURING AND SETTLEMENTS

Year-to-date 1994 included a $4 million charge related to restructuring the Company's operations in Africa and the Middle East. Management does not expect to incur any additional restructuring charges for this region in 1995.


INDIRECT GENERAL AND ADMINISTRATIVE EXPENSES

Current year indirect general and administrative expenses increased $6 million, or 20 percent, over 1994 levels. Normal merit and personnel cost increases and increased charitable contributions account for approximately $3 million of the increase. The remainder is attributable to the increased emphasis on worldwide process and product management activities.


NET FINANCIAL AND TAXES

Net interest income for the first six months of fiscal 1995 increased $4 million compared to the same period a year ago resulting from a $2 million increase in investment income and a $2 million decrease in interest expense. Investment income improved principally due to higher interest rates earned on investments. Interest expense decreased due to lower levels of external borrowings by international subsidiaries.

Net exchange gain increased $6 million through the second quarter of fiscal 1995 compared to the same period a year earlier principally due to translation gains resulting from devaluation of the Mexican peso and net gains on hedging intercompany transactions with Mexico.

The estimated fiscal 1995 world-wide effective tax rate reflected in the second quarter is 38 percent. The actual world-wide effective tax rate for fiscal 1994 was 38.5 percent.

                 PIONEER HI-BRED INTERNATIONAL, INC.



                     PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended February 28, 1995. The Exhibits filed as part of this report are listed below.

                   Exhibit  4 - Instruments defining the rights of
                                security holders, including indentures.

                                On March 14, 1995 a Form 8-A was
                                filed with the Commission amending
                                the Company's Shareholder Rights
                                Plan and is incorported herein by
                                reference

                       Exhibit 27 - Financial data schedule



                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PIONEER HI-BRED INTERNATIONAL, INC.
                                                 (Registrant)





Date      April 13, 1995      ____________________________________
                              THOMAS N. URBAN, CHAIRMAN OF THE
                                   BOARD OF DIRECTORS AND CHIEF EXECUTIVE
                                   OFFICER

Date      April 13, 1995      ______________________________________
                              JERRY L. CHICOINE, SENIOR VICE PRESIDENT,
                                   CHIEF FINANCIAL OFFICER AND CORPORATE
                                   SECRETARY