Form 10-Q
period 1995-05-31
PIONEER HI BRED INTERNATIONAL INC
filed 1995-07-17
CIK 78716

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended May 31, 1995

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days.

                    Yes  X      No ____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at June 26, 1995
Common Stock ($1.00 par value)                    84,084,115

                   PIONEER HI-BRED INTERNATIONAL, INC.






                                INDEX

PART I.     FINANCIAL INFORMATION                            PAGE NO.

               ITEM 1  FINANCIAL STATEMENTS

                    CONSOLIDATED CONDENSED BALANCE SHEETS-
                      MAY 31, 1995 AUGUST 31, 1994
                      AND MAY 31, 1994                         3-4


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      OPERATIONS-
                         THREE MONTHS AND NINE MONTHS ENDED
                         MAY 31, 1995 AND 1994                   5


                    CONSOLIDATED CONDENSED STATEMENTS OF
                      CASH FLOWS-
                         NINE MONTHS ENDED
                         MAY 31, 1995 AND 1994                   6


                    NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS                       7


               ITEM 2  MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS              8-14


PART II.   OTHER INFORMATION

               ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K        15

                     PIONEER HI-BRED INTERNATIONAL, INC.


                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Unaudited, in millions)

                                       May 31,     August 31,    May 31,
                                        1995          1994        1994

ASSETS

CURRENT ASSETS
    Cash and cash equivalents          $  223      $  135        $  309
    Accounts and notes receivable, net    320         193           304
    Inventories:
         Finished seed                    306         164           178
         Unfinished seed                   96         190           100
         Other                              4           5             3
    Prepaid expenses and other current
       assets                              12           3             7
    Deferred income taxes                  66          52            44
         Total current assets          $1,027      $  742        $  945


LONG-TERM ASSETS                           36          38            34

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and
    allowances
    May 31, 1995 $432
    August 31, 1994 $397
    May 31, 1994 $378                     463         450           450


INTANGIBLES                                17          23            22

                                       $1,543      $1,253        $1,451






See Notes to Consolidated Condensed Financial Statements.



                      PIONEER HI-BRED INTERNATIONAL, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited, in millions)

                                       May 31,     August 31,    May 31,
                                        1995         1994         1994

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings              $   23      $   14        $   28
    Current maturities of long-term debt   52           1             1
    Accounts payable, trade               145          80            85
    Accrued compensation                   33          54            38
    Income taxes payable                  137          31           130
    Other                                  39          52            64
         Total current liabilities     $  429      $  232        $  346


LONG-TERM DEBT                         $   14      $   66        $   66


DEFERRED ITEMS, primarily income
    taxes and retirement benefits      $   85      $   67        $   62


MINORITY INTEREST IN SUBSIDIARIES      $   10      $    7        $    7


SHAREHOLDERS' EQUITY
    Preferred stock, no par value      $    -     $    -         $    -
    Common stock, $1 par value             93          93            93
    Additional paid-in capital             16          15            14
    Retained earnings                   1,185         995         1,029
    Cumulative translation adjustment       3          (3)           (7)
                                       $1,297      $1,100        $1,129

    Less:  Cost of common shares
             acquired for the treasury   (277)       (207)         (146)
           Unearned compensation          (15)        (12)          (13)
                                       $1,005      $  881        $  970
                                       $1,543      $1,253        $1,451






See Notes to Consolidated Condensed Financial Statements.


                      PIONEER HI-BRED INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited, in millions)

                               Three Months Ended      Nine Months Ended
                                     May 31,                May 31,
                                1995        1994        1995      1994

Net sales                      $1,049      $1,038      $1,395    $1,355

Operating costs and expenses:
  Cost of goods sold           $  384      $  394      $  566    $  543
  Research and development         33          29          91        80
  Selling                         170         164         280       263
  General and administrative       33          33          95        87
  Restructuring of operations       -           -           -         4
                               $  620      $  620      $1,032    $  977

   Operating income            $  429      $  418      $  363    $  378

Investment income                   5           6          14        13
Interest expense                   (1)         (2)         (8)      (11)
Net exchange gain (loss)            2          (1)          6        (3)

   Income before items shown
     below                     $  435      $  421      $  375    $  377

Provision for income taxes       (162)       (160)       (139)     (143)
Minority interest and other        (1)         (1)         (3)       (1)

   Net income                  $  272      $  260      $  233    $  233

Income per common share*       $ 3.23      $ 2.94      $ 2.75    $ 2.61

Dividends per common
  share*                       $  .17      $  .14      $  .51    $  .42
Weighted average number of
  common shares
  outstanding                      84          88          85        89






* Not in millions


See Notes to Consolidated Condensed Financial Statements.


                     PIONEER HI-BRED INTERNATIONAL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, in millions)
                                                      Nine Months Ended
                                                            May 31,
                                                       1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $  233     $  233
    Noncash items included in net income:
      Depreciation and amortization                      54         51
      Other                                              (1)         7
    Net change in assets and liabilities                (35)        96
        Net cash provided by operating activities    $  251     $  387

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments received on notes receivable                 5          8
    Disbursements for notes receivable                   (4)        (5)
    Capital expenditures                                (59)       (50)
    Other                                                (3)        (3)
        Net cash used in investing activities        $  (61)    $  (50)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (payments) on short-term borrowings $   11     $  (32)
    Principal payments on long-term borrowings           (1)        (2)
    Purchase of treasury stock                          (74)       (52)
    Dividends paid                                      (43)       (37)
        Net cash used in financing activities        $ (107)    $ (123)

Effect of foreign currency exchange rate
    changes on cash and cash equivalents             $    5     $   (1)

Effect of change in year-end of the company's
    international subsidiaries on cash and cash
    equivalents                                      $    -     $    4

        Net increase in cash and cash equivalents    $   88     $  217

Cash and cash equivalents, beginning                    135         92
CASH AND CASH EQUIVALENTS, ENDING                    $  223     $  309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                         $    9     $   14

    Income taxes                                     $   40     $   46






See Notes to Consolidated Condensed Financial Statements.


                     PIONEER HI-BRED INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of May 31, 1995 and 1994, and the results of operations and cash flows for the nine months ended May 31,1995 and 1994. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended May 31, 1995, may not be indicative of the results to be expected for the full year.


2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At May 31, 1995, such guarantees totaled approximately $23 million.

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

Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at May 31, 1995, consisted of $23 million in direct short-term borrowings from foreign banks.

During fiscal 1995, the Company has available the following domestic lines of credit:
(in millions)
                              Revolving   Seasonal    Total
First quarter                 $100        $ 74        $174
Second quarter                $100        $118        $218
Third quarter                 $ 50        none        $ 50
Fourth quarter                $ 50        none        $ 50

The Company also has a $100 million private medium-term note program of which $50 million was outstanding as of May 31, 1995. The medium-term note matures in February, 1996.

May 31, 1995, seed inventories are higher than the previous year due to lower than planned current year seed corn unit sales and higher inventory levels associated with the above-average seed yields harvested in the fall of 1994 compared to the fall of 1993.

A change in our business structure in France contributed to the increase in accounts payable at May 31, 1995, compared to May 31, 1994. Reserves for returns of seed sold in France are recorded in the current year but were not present in 1994 as the entity which handled distribution and marketing of Pioneer (R) brand products was not consolidated in our financial results.

Cash and cash equivalents decreased and treasury stock increased as a result of additional purchases of the Company's stock. For the nine months ended May 31, 1995, the Company has repurchased $74 million of its stock. At May 31, 1995, authorized shares remaining to be repurchased totaled 1.2 million.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:


Net income for the nine months ended May 31, 1995 and 1994 each totaled $233 million. On a per-share basis, year-to-date net income for 1995 totaled $2.75 per share, compared to $2.61 per share for the same period a year ago. Due to the seasonality of the seed business, single quarter results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such comparisons are not emphasized. Typically, most of the Company's revenue and operating profit is generated in the third quarter.

Net Sales and Operating Income (Loss)
(Unaudited, in millions)

Quarter Ended                 Nine Months Ended
                            May 31,        Increase/        May 31,        Increase/
                        1995       1994    (Decrease)     1995       1994  (Decrease)
Net sales:
  Corn                 $  871    $  867      $    4    $1,138     $1,103     $   35
  Soybeans                112       101          11       120        109         11
  Other                    66        70          (4)      137        143         (6)

Total net sales        $1,049    $1,038      $   11    $1,395     $1,355     $   40

Operating income (loss):
  Corn                 $  416    $  410      $    6    $  408     $  425     $  (17)
  Soybeans                 27        22           5        14         11          3
  Other                     8         4           4        (2)        (7)         5
  Restructuring and
     settlements            -         -           -         -         (4)         4
 Product line operating
    income (loss)      $  451    $  436      $   15    $  420     $  425     $   (5)

  Indirect general and
    administrative
      expenses            (22)      (18)         (4)      (57)       (47)       (10)

Operating income       $  429    $  418      $   11    $  363     $  378     $  (15)

Units delivered,
    North America:
  Corn                  8.919     9.574       (.655)   10.337     11.159      (.822)
  Soybeans              8.968     7.365       1.603     9.042      8.025      1.017

Operating income for the first nine months of fiscal 1995 decreased from the same period a year ago principally the result of lower seed corn unit sales and increased fixed costs. The most significant factor contributing to the decrease in seed corn unit sales in North America is an estimated 9 percent decrease in the number of acres planted to corn. The reduced corn acreage is the result of an increase in the United States farm program set aside requirement, poor corn planting conditions, and record cotton prices. In Mexico, lower unit sales were also realized as a result of decreased acreage. In both instances, these unit sales decreases are expected to impact full year fiscal 1995 results. Fixed costs have increased due to additional investments in research, higher selling expenses, and the change in the structure of the Company's operations in France.

Despite the challenges faced in 1995, the Company is on track to post another record year in earnings per share - which is significant considering the market size for our primary product decreased 9 percent from 1994 levels. In fiscal 1994, earnings per share reached $2.11 after adjusting for unusual events. One of the keys to this year's success was the ability of our sales and supply management people to get the appropriate product to where it was needed in time for planting. This ability to respond to the changing needs of our customers is at the core of what Pioneer represents - a reliable supplier of seed throughout the world.

In North America, higher seed corn yields from the 1994 crop and excellent winter production activities in Argentina and Chile will improve the variable cost per unit. Together with a higher average per unit sales price, the lower cost per unit will partially offset the impact of fewer seed corn unit sales. Additional soybean sales from a year ago will also positively impact the current year.

Outside North America, management expects annual operations to be comparable to 1994. Reduction in corn subsidies and water restrictions will reduce corn hectares in Mexico - the impact being reduced unit sales of approximately 25 percent. The lower sales, in conjunction with a devaluation of the Mexican peso, are expected to reduce operating results in Mexico to half of those reported in 1994. Management expects the lower results in Mexico will be offset by operations in the remaining regions outside North America. With the U.S. dollar weaker compared to European currencies, operations in Europe should improve over prior year levels. Operations in Asia will also improve over 1994 results due to increased unit sales.

Looking forward to fiscal 1996, North American corn acreage is expected to rebound significantly. Current U.S. production is not expected to meet demand reducing carryover corn stocks to historically low levels. As a result, the government program set aside requirement is expected to be reduced, potentially to zero, which will positively impact 1996 seed corn unit sales and set the stage for significantly improved operating results. While results in regions outside North America are more difficult to predict, management believes that modest growth can be attained in those regions as well.


SEED CORN

North America

Fiscal 1995 year-to-date world-wide seed corn operating income decreased $17 million from the same period last year. Operations within North America account for most of the seed corn decrease.
Lower seed corn deliveries compared to the prior year was the primary factor affecting North American operations.

Year-to-date North American seed corn operating income decreased approximately $22 million from the same period a year ago. On the plus side, the average per-unit sales price increased due to a 3.7 percent increase in the card price of key hybrids and a higher priced sales mix. Combined with lower per-unit costs resulting from above-average seed field yields last fall, operating income improved $31 million. However, fewer units sold through the third quarter of 1995 compared to 1994 had the effect of decreasing operating income approximately $39 million.

On an annual basis, Pioneer (R) brand seed corn unit sales are expected to be approximately 8 percent below 1994 levels. Total 1995 seed corn acreage is estimated to decrease approximately 9 percent. A major factor contributing to the acreage decrease is a change in the U.S. farm program which requires farmers participating in the 1995 feed grain program to keep their corn acres at 92.5 percent or less of their historical corn acreage base, down from 100 percent in 1994. In addition, high cotton prices induced some farmers in the South to switch acreage to cotton while wet conditions in the corn belt forced affected farmers to switch acreage from corn to other crops such as soybeans (or plant nothing at all). Aggressive sales programs and discounting by competitors aimed at reducing their high inventory levels has also put downward pressure on unit sales. Despite these challenges, management believes the Company will hold or have a modest gain in market share - a result of the efforts of our exceptional sales and supply management groups. They continue to provide information to customers on the value of purchasing Pioneer (R) brand seed and assure its availability when needed.

Total year-to-date research expenses company-wide reached $91 million compared to $80 million the same period a year ago, a 14 percent increase. Planned growth in winter nursery costs, expansion of biotechnology projects, and timing of certain expenses account for most of the increase. On an annual basis, total research costs company-wide are expected to increase 16 percent. Research expenses for corn represent virtually all of the year-to-date increase.

The Company's commitment to research continues to provide customers with value-added products. For 1995, 17 new seed corn products were released. These new releases add to the Company's ability to provide products which will improve yield and value advantages to customers.

Fixed selling and general and administrative expenses for seed corn in North America increased $3 million, or 5 percent, from 1994 year-to-date levels. The major components of this increase were planned increases in advertising expenses and personnel costs.


Europe

Current year European operations improved $14 million from 1994 levels. A majority of this change was the result of exchange rate changes. The weakening of the U.S. dollar against certain European currencies contributed $15 million to the year-to-date improvement in European operating income. On a constant dollar basis, European operations were comparable to 1994 results. Within Italy, lower costs on imported seed and fewer inventory writedowns reduced cost of goods sold accounting for most of their $8 million improvement in operating income. An increase in the average unit sales price represents the remaining improvement. Within France, the purchase of the remaining interest in the entity which handled distribution and marketing of Pioneer (R) brand products increased reported sales dollars and expenses as the entity is reflected in the 1995 financials on a consolidated basis. However, consolidated country operating income for France has decreased $6 million due to fewer unit sales. In Hungary, unit sales decreased as new competitors entered the market at significantly lower prices, reducing operating income $4 million.

Other Regions

Year-to-date operations in Mexico decreased $10 million from the same period a year ago, accounting for most of the $9 million decrease in seed corn operating income within other regions. Decreased seed corn hectares in Northeast and Northwest Mexico resulting from NAFTA quotas, drought, and subsidy reductions reduced unit sales. Also contributing to the decrease was the effect of the devaluation of the Mexican peso.

Operations in Asia and Latin America account for most of remaining change in operating income from 1994 levels. Current year Asia operations improved $5 million. Increased selling price in the Philippines, increased market size in Indonesia, and cost savings associated with closing the regional administrative branch account for most of the improvement. Latin American operating income decreased $5 million, almost entirely due to operations in Brazil - the result of lower unit sales.


SOYBEANS

North America

Year-to-date soybean operating income improved over 25 percent from prior year levels - almost entirely from North American operations. Unit sales have increased over 12 percent, a result of market share gains and increased acreage. A continued recognition of the value associated with Pioneer (R) brand soybeans provided for market share gains, while poor planting conditions for corn resulted in more acreage being planted to soybeans - both providing positive effects on unit sales and accounting for $6 million in operating income improvements. Lower per-unit cost of sales, the result of lower commodity costs, contributed another $1 million to the current year increase. Increased fixed selling and administrative expenses and additional investments in research offset a portion of this increase.

On an annual basis, unit sales are expected to increase approximately 12 percent from 1994 levels. Improvements in product performance and availability of key varieties when and where they are in demand will play important roles in this increase. Lower per-unit costs will also positively impact annual results.

OTHER PRODUCTS

Other Products Net Sales Contribution and Operating Income /(Loss)
(Unaudited, in millions)

                     Quarter Ended                   Nine Months Ended
                        May 31,         Increase/         May 31,         Increase/
                    1995       1994     (Decrease)      1995       1994   (Decrease)
Net sales:
  Other Seeds       $ 40       $ 40       $  -        $ 87       $ 82       $  5
  Microbial Products   9          9          -          21         20          1
  Developing Products 17         21         (4)         29         41        (12)

Total net sales     $ 66       $ 70       $ (4)       $137       $143       $ (6)

Contribution:
  Other Seeds       $ 10       $  8       $  2        $ 19       $ 18       $  1
  Microbial Products   3          4         (1)          5          5          -
  Developing Products  -         (3)         3          (7)       (11)         4

Total contribution  $ 13       $  9       $  4        $ 17       $ 12       $  5

Joint fixed costs     (5)        (5)         -         (19)       (19)         -

Total operating
 income /(loss)     $  8       $  4       $  4        $ (2)      $ (7)      $  5

Current year-to-date other products contribution improved over 40 percent from 1994 levels. On the whole, these products generate positive contributions and while they will not cover all of the allocated costs, not all of these costs could be eliminated in the event these products were discontinued.


RESTRUCTURING AND SETTLEMENTS

Year-to-date 1994 included a $4 million charge related to restructuring the Company's operations in Africa and the Middle East. Management does not expect to incur any additional restructuring charges for this region in 1995.

INDIRECT GENERAL AND ADMINISTRATIVE EXPENSES

Current year indirect general and administrative expenses increased $10 million over 1994 levels. Normal merit and personnel costs and increased community investments account for a majority of the increase.

NET FINANCIAL AND TAXES

Net interest income for the first nine months of fiscal 1995 increased $4 million compared to the same period a year ago resulting from higher interest rates earned on current year investments and decreased interest expense on lower levels of external borrowing.

Net exchange gain increased $9 million through third quarter of fiscal 1995 compared to the same period a year earlier principally due to the strengthening of certain European currencies against the U.S. dollar.

One time tax planning opportunities will reduce the fiscal 1995 effective tax rate to 37 percent. The actual world-wide effective tax rate for fiscal 1994 was 38.5 percent.

                  PIONEER HI-BRED INTERNATIONAL, INC.



                     PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended May 31, 1995. The
              Exhibits filed as part of this report are listed below.

              Exhibit 27 - Financial data schedule

                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PIONEER HI-BRED INTERNATIONAL, INC. ____
                                         (Registrant)




Date__July 17, 1995______   _________________________________________
                             THOMAS N. URBAN, CHAIRMAN OF THE
                                BOARD OF DIRECTORS AND CHIEF EXECUTIVE
                                 OFFICER


Date__July 17, 1995______   _________________________________________
                             JERRY L. CHICOINE, SENIOR VICE PRESIDENT,
                                CHIEF FINANCIAL OFFICER AND CORPORATE
                                 SECRETARY