Form 10-K
period 1995-08-31
PIONEER HI BRED INTERNATIONAL INC
filed 1995-11-28
CIK 78716

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended August 31, 1995
                                             ---------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from           to
                                               ----------

                      Commission File Number : 0-7908

                    PIONEER HI-BRED INTERNATIONAL, INC
                    ----------------------------------
           (Exact name of registrant as specified in its charter)

               Iowa                                42-0470520
  --------------------------------              ------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

           700 Capital Square, 400 Locust, Des Moines, Iowa  50309
           -------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code: (515) 248-4800
                                                         ---------------

         Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
         Title of each class               on which registered
        --------------------               -------------------
     Common Stock ($1.00 par value)      New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:

                               Title of class
                      -----------------------------
                                  NONE

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

                    Yes  X                           No
                        ---                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 6, 1995, was $3,759,201,000. As of October 6, 1995,
83,486,829 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

   1. Registrant incorporates by reference portions of the Pioneer Hi-Bred International, Inc. Annual Shareholders' Report for the year ended August 31, 1995. (Items 1 and 2 of Part I, Items 5, 6, 7 and 8 of Part II.)

   2. Registrant incorporates by reference portions of the Pioneer Hi-Bred International, Inc. Proxy Statement for the annual meeting of shareholders on February 27, 1996. (Items 10, 11, 12 and 13 of Part III).

                                 PART I

ITEM 1.  BUSINESS

   The description of business contained in the Annual Report to Shareholders for the year ended August 31, 1995 is incorporated herein by reference.

ITEM 2.  PROPERTIES

   The description of properties contained in the Annual Report to Shareholders for the year ended August 31, 1995 is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

   No material legal proceedings

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   Market information for the Registrant's Common Stock contained in the Annual Report to Shareholders for the year ended August 31, 1995 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

   Selected financial data contained in the Annual Report to Shareholders for the year ended August 31, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's discussion and analysis of financial condition and results of operations contained in the Annual Report to Shareholders for the year ended August 31, 1995 is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Registrant, together with the report thereon of KPMG Peat Marwick LLP contained in the Annual Report to Shareholders for the year ended August 31, 1995 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 29, 1995; and the information responsive to the item is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 29, 1995; and the information responsive to the item is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 29, 1995; and the information responsive to the item is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 29, 1995; and the information responsive to the item is incorporated herein by reference.

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

    (a) 3.  Exhibits

        The exhibits to the Annual Report of Pioneer Hi-Bred
        International, Inc. filed are listed on page 7.

    (b) Reports on Form 8-K

        No report on Form 8-K was filed during the fourth quarter of the year ended August 31, 1995.

                            FINANCIAL STATEMENTS
                                      AND
                        FINANCIAL STATEMENT SCHEDULES
                                      OF
                     PIONEER HI-BRED INTERNATIONAL, INC.
                  FOR THE FISCAL YEAR ENDED AUGUST 31, 1995


                                    INDEX

Financial Statements

The   following   consolidated   financial   statements   of   Pioneer   Hi-Bred
International,  Inc. and  subsidiaries are incorporated by reference in Part II,
Item 8:

Independent Auditors' Report
Consolidated  Balance Sheets - August 31, 1995 and 1994
Consolidated Statements of Income - years ended August 31, 1995, 1994 and 1993 Consolidated Statements of Shareholders' Equity - years ended August 31, 1995,
  1994 and 1993
Consolidated  Statements  of Cash Flows - years ended August 31, 1995,  1994 and
  1993
Notes to Consolidated Financial Statements

                                                                    Page


Financial Statement Schedules

The following financial statement schedules of Pioneer Hi-Bred International, Inc. and subsidiaries are submitted in response to Part IV, Item 14:

Independent Auditors' Report                                         5

Schedule II - Valuation and Qualifying Accounts                      6

Exhibits to the Annual Report                                        7

All other financial statement schedules have been omitted as not required, not applicable, or because all the data are included in the financial statements.

                        Independent Auditors' Report

TO THE SHAREHOLDERS
PIONEER HI-BRED INTERNATIONAL, INC.
DES MOINES, IOWA

Under date of October 13, 1995, we reported on the consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related 1995, 1994 and 1993 financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Des Moines, Iowa
October 13, 1995

                    PIONEER HI-BRED INTERNATIONAL, INC.

             SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                              (In millions)

   Column A                     Column B         Column C        Column D        Column E
   --------                     --------         --------        --------        --------

                                                 Additions
                                Balance At       Charged To                      Balance
                                Beginning        Costs And       Deductions       At End
   Description                  Of Period         Expenses      (Recoveries)*    Of Period

Allowance for Doubtful Accounts:

Year ended August 31, 1995       $    21          $     2        $     4           $    19
                                  ------           ------         ------            ------

Year ended August 31, 1994       $    19          $     5        $     3           $    21
                                  ------           ------         ------            ------

Year ended August 31, 1993       $    25          $     8        $    14           $    19
                                  ------           ------         ------            ------






 *Represents accounts charged off as uncollectible, net of recoveries of bad debts.

                                 INDEX

                 Exhibits to Annual Report on Form 10-K
                        Year Ended August 31, 1995
                   PIONEER HI-BRED INTERNATIONAL, INC.


                                                                    Page

Exhibit 3--Articles of incorporation and by-laws                    8-29

Exhibit 4--Rights  Agreement,  incorporated  herein by
 reference to Exhibit 1 of the Company's Form 8-A/A-1
    filed March 14, 1995

Exhibit 10--Material Contracts
   Supplemental Executive  Retirement Plan, incorporated
     herein by reference to Exhibit 10 of the Company's
       1986 Annual Report on Form 10-K (file  #0-7908)
   Restricted  Stock  Plan*
   Deferred Compensation Plan*
   Annual Deferred Compensation Plan*
   Consulting Agreement with a Director                               30

Exhibit 11--Statement re:  Computation of earnings per share          31

Exhibit 13--Annual Report to Shareholders for the fiscal year ended August 31, 1995

  Description of the Company's business incorporated by
    reference                                                      32-34

  Consolidated net sales and operating income (loss) by product
     statement incorporated by reference                              35

  Research and product development incorporated by reference          36

  Description of properties incorporated by reference              37-38

  Market for the Registrant's common stock incorporated by
    reference                                                         39

  Selected financial data incorporated by reference                   40

  Management's discussion and analysis of financial condition
    and results of operations incorporated by reference            41-52

  Consolidated financial statements of the Registrant,
    together with the report thereon incorporated by reference     53-70

Exhibit 21--Subsidiaries of Registrant                             71-74

Exhibit 27--Financial data schedule                                   78




* Incorporated herein by reference to Exhibit 10 of the Company's 1993 Annual Report on Form 10-K

                                       EXHIBIT 3


                              SECOND RESTATED AND AMENDED
                             ARTICLES OF INCORPORATION OF
                          PIONEER HI-BRED INTERNATIONAL, INC.


TO THE SECRETARY OF STATE OF THE STATE OF IOWA:

     Pursuant to the provisions of Section 490.1007 of the Iowa Business Corporation Act, Chapter 490, Code of Iowa, the undersigned Corporation adopts the following Second Restated and Amended Articles of Incorporation

                                       ARTICLE I

     The name of the corporation shall be PIONEER HI-BRED INTERNATIONAL, INC., and its principal place of business shall be in the City of Des Moines, Polk County, Iowa.

                                      ARTICLE II

     The duration of the Corporation's existence hereunder is perpetual.

                                      ARTICLE III

     The purpose or purposes for which the Corporation is organized are: This Corporation shall have unlimited power to engage in and to do any lawful act concerning any or all lawful businesses for which corporations may be organized under Chapter 490 of the Code of Iowa.

                                      ARTICLE IV

     A. The aggregate amount of authorized capital stock of this Corporation shall be $l50,000,000 divided into (i) 150,000,000 shares, consisting of one class designated as common and having a par value of One Dollar ($1.00) per share, and (ii) 10,000,000 shares, consisting of one class designated as serial preferred without par value.

     B. 1. Each outstanding share of common stock shall entitle the holder thereof to five votes on each matter properly submitted to the holders of shares of common stock for their vote, consent, waiver, release or other action; except that no holder shall be entitled to exercise more than one vote on any such matter in respect of any share of common stock with respect to which there has been a change in beneficial ownership during the thirty-six (36) months immediately preceding the date on which a determination is made of the shareholders who are entitled to take any such action.

        2. A change in beneficial ownership of an outstanding share of common stock shall be deemed to have occurred whenever a change occurs in any person or group of persons who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of such share; (ii) investment power, which includes the power to direct the sale or other disposition of such share; (iii) the right to receive or retain the proceeds of any sale or other disposition of such share; or (iv) the right to receive any distributions, including cash dividends, in respect of such share.

           a. In the absence of proof to the contrary provided in accordance with the procedures referred to in subparagraph (4) of this paragraph B, a change in beneficial ownership shall be deemed to have occurred whenever a share of common stock is transferred of record into the name of any other person.

           b. In the case of a share of common stock held of record in the name of a corporation, general partnership, limited partnership, voting trustee, bank, trust company, broker, nominee or clearing agency, or in any other name except a natural person, if it has not been established pursuant to such procedures that there has been no change in the person or persons who direct the exercise of the rights referred to in clauses 2(i) through 2(iv) of this paragraph with respect to such share of common stock during the period of thirty-six months immediately preceding the date on which a determination is made of the shareholders who are entitled to take any action (or since November 14, 1985 for any period ending on or before November 14, 1988), then a change in beneficial ownership shall be deemed to have occurred during such period.

           c. In the case of a share of common stock held of record in the name of any person as trustee, agent, guardian or custodian under the Uniform Gifts to Minors Act as in effect in any state, a change in beneficial ownership shall be deemed to have occurred whenever there is a change in the beneficiary of such trust, the principal of such agent, the ward of such guardian or the minor for whom such custodian is acting or in such trustee, agent, guardian or custodian.

           3. Notwithstanding anything in this paragraph B to the contrary, no change in beneficial ownership shall be deemed to have occurred solely as a result of:

           a. any event that occurred prior to November 14, 1985 or pursuant to the terms of any contract (other than a contract for the purchase and sale of shares of common stock contemplating prompt settlement), including contracts providing for options, rights of first refusal and similar arrangements in existence on such date to which any holder of shares of common stock is a party;

           b. any transfer of any interest in shares of common stock pursuant to a bequest or inheritance, by operation of law upon the death of any individual, or by any other transfer without valuable consideration, including a gift that is made in good faith and not for the purpose of circumventing this Article IV;

           c. any change in the beneficiary of any trust, or any distribution of a share of common stock from trust, by reason of the birth, death, marriage or divorce of any natural person, the adoption of any natural person prior to age 18 or the passage of a given period of time or the attainment by any natural person of a specific age, or the creation or termination of any guardianship or custodial arrangement;

           d. any appointment of a successor trustee, agent, guardian or custodian with respect to a share of common stock if neither such successor has nor its predecessor had the power to vote or to dispose of such share of common stock without further instructions from others, whose identities remain unchanged;

           e. any change in the person to whom dividends or other distributions in respect to a share of common stock are to be paid pursuant to the issuance or modification of a revocable dividend payment order; or

           f. except as provided in subparagraph (5) of this paragraph B, any issuance of a share of common stock by the Corporation or any transfer by the Corporation of a share of common stock held in treasury, (i.e., the person acquiring the share shall be deemed on the date of issuance or transfer by the Corporation to have continuously beneficially owned such share for thirty-six
(36) months), unless otherwise determined by the Board of Directors at the time of authorizing such issuance or transfer.

           4. For purposes of this paragraph B, all determinations concerning changes in beneficial ownership, or the absence of any such change, shall be made by the Corporation. Written procedures designed to facilitate such determinations shall be established by the Corporation and refined from time to time. Such procedures shall provide, among other things, the manner of proof of facts that will be accepted and the frequency with which such proof may be required to be renewed. The Corporation and any transfer agent shall be entitled to rely on all information concerning beneficial ownership of the common stock coming to their attention from any source and in any manner reasonably deemed by them to be reliable, but neither the Corporation nor any transfer agent shall be charged with any other knowledge concerning the beneficial ownership of the common stock.

           5. In the event of any stock split or stock dividend with respect to the common stock, each share of common stock acquired by reason of such split or dividend shall be deemed to have been beneficially owned by the same person continuously from the same date as that on which beneficial ownership of the share of common stock, with respect to which such share of common stock was distributed, was acquired.

           6. Each share of common stock, whether at any particular time the holder thereof is entitled to exercise five votes for one, shall be identical to all other shares of common stock in all other respects, and together all of the common shares shall constitute a single class of shares of the Corporation.

           7. Notwithstanding any provision in this paragraph B to the contrary, if at any time the common stock will be ineligible for inclusion on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (or such other similar automated quotation system as may exist at the time) so long as some but not all shares of common stock have five votes per share, then, upon a determination by the Board of Directors that the provisions of this paragraph B no longer are in the best interests of the shareholders, and without any shareholder action, each outstanding share of common stock shall entitle the holder thereof to one vote on each matter properly submitted thereafter to the holders of common stock for their vote, consent, waiver, release or other action.

     C. The preferences, voting rights, if any, limitations and relative rights of the serial preferred stock are as follows:

           1. The holders of the preferred stock shall be entitled to receive dividends when and as declared by the Board of Directors at such rate as shall be fixed by resolution of the Board of Directors as hereafter provided, which dividends shall be cumulative, before any dividends shall be paid or set apart for payment on the common stock. The holders of the preferred stock shall have no rights to share in any dividend or distribution of profits or assets of the Corporation, whether in the form of cash, stock dividend or otherwise, except to the extent specifically provided herein or in said resolutions of the Board of Directors.

           2. In the event of any liquidation, dissolution or winding up of the Corporation, the holders of the preferred stock shall be entitled to be paid such amounts as shall be fixed by resolution of the Board of Directors, as hereafter provided, before any amount shall be paid on the common stock. After the payment to the holders of the preferred stock of all such amounts to which they are entitled pursuant to said resolutions of the Board of Directors, the remaining assets and funds of the Corporation shall be divided and paid to the holders of common stock. Neither the consolidation nor the merger of the
Corporation with or into any other corporation or corporations, nor a reorganization of the Corporation alone, nor the sale or transfer by the Corporation of all or any part of its assets, shall be deemed to be a liquidation, dissolution or winding up of the Corporation for the purpose of this subparagraph (2).

           3. The preferred stock shall be subject to redemption in whole or in part at such price and at such time and place and in such manner as the Board of Directors shall determine.

           4. Each share of preferred stock shall be entitled to such privileges of conversion, if any, as are provided and declared by the Board of Directors at such time as the issue of which it is a part is established by the Board of Directors.

   The preferred stock may be issued from time to time in series. Authority is hereby expressly granted to the Board of Directors to authorize one or more series of preferred stock and to fix the number of shares to constitute such series and distinctive designations thereof and, with respect to each series of preferred stock, to fix by resolution or resolutions providing for the issuance of such series such variations in respect thereof as may be determined by the Board of Directors. All shares of every series of preferred stock shall be alike in every particular, and all series of preferred stock hereafter created shall rank equally and be identical in all respects, except as to the following rights and preferences which may constitute variations as between different series of preferred stock:

     a.  The rate of the dividend on the shares of such series;

     b. The price at, and the terms and conditions upon which shares may be redeemed;

     c.  The amount payable upon shares in the event of involuntary liquidation;

     d.  The amount payable upon shares in the event of voluntary liquidation;

     e.  Sinking fund provisions for the redemption or purchase of shares;

     f. The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion; and

     g. Voting rights, if any.

     D. The holder of any share of such common or serial preferred stock shal have no preemptive rights to acquire any additional shares of the Corporation or to acquire any treasury stock of the Corporation.

                                       ARTICLE V

     The address of the registered office of the Corporation is 700 Capital Square, 400 Locust St., Des Moines, Polk County, Iowa, and the name of its registered agent at such address is John D. Hintze.

                                      ARTICLE VI

     A. The number of directors of the Corporation shall be not less than twelve
(12) and not greater than sixteen (16), and, effective as of the annual meeting of shareholders in 1982, the Board of Directors shall be divided into three classes, designated Class I, Class II and Class III. Such classes shall be as nearly equal in number as possible. The term of directors of one class shall extend to each annual meeting of shareholders and in all cases as to each director, until his successor shall be elected and shall qualify, or until his earlier resignation, removal from office, death or incapacity. Additional directorships resulting from an increase in number of directors shall be apportioned among the classes as equally as possible. The initial term of office of directors of Class I shall extend to the annual meeting of shareholders in 1983, that of Class II shall extend to the annual meeting in 1984, and that of Class III shall extend to the annual meeting in 1985, and in all cases as to each director until his successor shall be elected and shall qualify or until his earlier resignation, removal from office, death or incapacity. At each annual meeting of shareholders, the number of directors equal to the number of directors of the class whose term extends to the time of such meeting shall be elected to hold office until the third succeeding annual meeting of shareholders after their election. The Board of Directors may, upon a majority vote of its members, increase or decrease the number of directors within the limits set forth above. Vacancies in the Board of Directors or new directorships created by an increase in the number of directors shall be filled by majority vote of the remaining members of the Board and the person filling such vacancy or newly-created directorship shall serve out the remainder of the term for the vacated directorship or, in the case of a new directorship, the term designated for the class of directors of which that directorship is a part.

     B. The shareholders may at any time at a meeting expressly called for that purpose remove any or all of the directors, for cause, by a vote of two-thirds of the shares then entitled to vote at an election of directors. For purposes of this Article, removal "for cause" shall mean that the director to be removed has been convicted of a felony by a court of competent jurisdiction and such conviction is no longer subject to direct appeal, or that the director to be removed has been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation by a court of competent jurisdiction and such adjudication is no longer subject to direct appeal.

     C. This Article VI may not be amended, altered or repealed without the approval of two-thirds of the shares entitled to vote at the time such amendment, alteration or repeal is proposed.

                                      ARTICLE VII

     Each director and officer and each former director and officer of this Corporation and each person who may serve at its request as a director or officer of another corporation in which this Corporation or a subsidiary of this Corporation owns shares of capital stock, or of which it is a creditor, shall be indemnified by this Corporation against all costs and expenses reasonably incurred by him in connection with any action, suit or proceeding in which he is or may be involved by reason of his being, or having been, a director or officer of this Corporation or of such other corporation (whether or not he is a director or officer at the time of incurring such costs and expenses), except with respect to matters as to which he shall be adjudged in any such action, suit or proceeding to be liable by reason of his negligence, fraud or other civil or criminal misconduct in the performance of his duties. In the case of the settlement of any such action, suit or proceeding, he shall be indemnified by this Corporation against the costs and expenses (including any amount paid in settlement to this Corporation or to such other corporation or otherwise) reasonably incurred by him in connection with such action, suit or proceeding (whether or not he is a director or officer at the time of incurring such costs and expenses) if, and only if, the holders of a majority of capital stock of the Corporation represented at any annual meeting or special meeting of such shareholders shall vote to approve such settlement and the reimbursement of such director or officer of such costs or expenses.

     The foregoing rights of indemnification shall apply to the heirs, executors and administrators of any such director or officer, or former director or officer or person and shall not be exclusive of other rights to which any such director or officer or former director or officer or persons (or his heirs, executors or administrators) may be entitled as a matter of law.

                                     ARTICLE VIII

     The Board of Directors of this Corporation shall have the power to adopt a corporate seal which shall be the corporate seal of this Corporation.

                                      ARTICLE IX

     The private property of the shareholders of this Corporation shall at all times be exempt from liability of corporate debts of any kind and this Article shall not be amended or repealed.

                                       ARTICLE X

     In the event that any shareholder shall become indebted to the Corporation, the Corporation shall have a lien upon any shares of stock in this Corporation owned by such shareholder for the full amount of such indebtedness.

                                      ARTICLE XI

     Stock in this Corporation shall be transferred only by assignment upon the books of the Corporation, subject to and in accordance with such restrictions as may be provided in the by-laws of this Corporation.

                                      ARTICLE XII

     To the fullest extent permitted by the Iowa Business Corporation Act as the same now exists or may hereafter be amended, a director of the Corporation shall not be liable to the Corporation or its stock-holders for monetary damages for breach of fiduciary duty as a director. Any repeal or modification of this
ARTICLE XII by the stockholders of the Corporation only shall be applied prospectively, to the extent that such repeal or modification would, if applied retrospectively, adversely affect any limitation on the personal liability of a director of the Corporation existing immediately prior to such repeal or modification.

    The above Second Restated and Amended Articles of Incorporation do not contain an amendment requiring the approval of the Corporation's shareholders, and were unanimously adopted by the Corporation's Board of Directors on December 11, 1990.

Dated December 11, 1990

                       PIONEER HI-BRED INTERNATIONAL, INC.


                                   By:    /s/  Jerry L. Chicoine
                                               Jerry L. Chicoine
                                      Title: Senior Vice President, CFO
                                                  and Secretary



STATE OF IOWA)
                   ss:
COUNTY OF POLK)

     On this 11th day of December, 1990, before me, a notary public in and for the State of Iowa, personally appeared Jerry L. Chicoine, to me personally known, who being by me duly sworn do say that he is the Senior Vice President, CFO and Secretary, respectively of said corporation, that the corporate seal has been affixed to this document and that said Second Restated and Amended Articles of Incorporation were signed on behalf of said corporation by authority of its Board of Directors and the said Jerry L. Chicoine acknowledges the execution of said instrument to be the voluntary act and deed of said corporation by it voluntarily executed.

                                    By:  /s/  Jane B. Forbes
                                              Jane B. Forbes
                                   Notary Public in and for the State of
                                                  Iowa

           September 12, 1995


                              RESTATED AND AMENDED BYLAWS

                                          OF

                          PIONEER HI-BRED INTERNATIONAL, INC.


                                      ARTICLE I.

                                   PRINCIPAL OFFICE

     The principal office of the Corporation shall be located at 700 Capital Square, 400 Locust Street in the City of Des Moines, in the County of Polk, State of Iowa.

                                      ARTICLE II.

                               MEETINGS OF SHAREHOLDERS

     SECTION 1. Annual Meeting. The annual meeting of the shareholders shall be held on the fourth Tuesday of February of each year, beginning with the year 1988 at the hour of 2:00 P.M. for the purpose of electing directors and for the transaction of such other business as may come before the meeting; PROVIDED, HOWEVER, that the President may in any year designate an earlier date as the day of the annual meeting that year. If the day fixed for the annual meeting as herein provided shall be a legal holiday, and a different day is not designated by the President, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for any annual meeting or any adjournment thereof, the Board of Directors shall cause the election to be held at a meeting of the shareholders as soon thereafter as conveniently may be held.

     SECTION 2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the President and shall be called by the President or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of shareholders owning not less than one-tenth in amount of the entire capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting of the shareholders shall be limited to the purposes stated in the notice.

     SECTION 3. Place of Meeting. The Board of Directors or the President may designate any place, either within or without the State of Iowa, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders may designate any place, either within or without the State of Iowa, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the registered office of the Corporation in the State of Iowa.

     SECTION 4. Notice of Meetings. Written or printed notice stating the place, day and hour of the meeting, and in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) or more than sixty (60) days before the date of the meeting, either personally or by mail, by or at the direction of the President, or the Secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his address as it appears on the records of the Corporation, with postage thereon prepaid.

     SECTION 5. Closing of Transfer Books or Fixing of Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the Corporation may provide that the stock transfer books shall be closed for a stated period, but not to exceed, in any case, seventy (70) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten (10) days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than seventy
(70) days and, for a meeting of shareholders, not less than ten (10) days, prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If the transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

     SECTION 6. Voting Lists. The officer or agent having charge of the transfer books for shares of the Corporation shall make, at least ten (10) days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original share ledger or transfer book, or a duplicate thereof kept in this State, shall be prima facie evidence as to who are the shareholders entitled to examine such list or share ledger or transfer book or to vote at any meeting of shareholders.

     SECTION 7. Quorum. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business as otherwise provided by statute or by the Articles of Incorporation. If, however, such quorum shall not be present or represented at any meeting of the shareholders, a majority of the shareholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting, at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the Articles of Incorporation a different vote is required, in which case, such express provision shall govern and control the decision of such question.

     SECTION 8. Proxies. Each shareholder shall at every meeting of the shareholders be entitled to that number of votes as is determined by the Corporation in accordance with Article IV of the Articles of Incorporation of the Corporation, as presently in effect or as may be amended hereafter, upon each matter submitted to vote of the shareholders to be voted in person or by proxy executed in writing by said shareholder or by his duly authorized attorney-in-fact, for each share of the capital stock having voting power held by such shareholder. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy.

     SECTION 9. Voting of Shares by Certain Holders. Shares standing in the name of another Corporation, domestic or foreign, may be voted by such officer, agent, or proxy as the Bylaws of such Corporation may prescribe, or, in the absence of such provision, as the Board of Directors of such Corporation may determine.

     Shares standing in the name of a deceased person, a minor, ward or an incompetent person, may be voted by his administrator, executor, court appointed guardian or conservator, either in person or by proxy without a transfer of such shares into the name of such administrator, executor, court appointed guardian or conservator. Shares standing in the name of a trustee may be voted by him either in person or by proxy.

     Shares standing in the name of the receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority to do so be contained in an appropriate order of the court by which such receiver was appointed.

     A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

     Shares of its own stock belonging to this Corporation shall not be voted, directly or indirectly, at any meeting and shall not be counted in determining the total number of outstanding shares at any time, but shares of its own stock held by it in a fiduciary capacity may be voted and shall be counted in determining the total number of outstanding shares at any given time.

     SECTION 10. Inspectors. At any meeting of shareholders, the chairman of the meeting may, or upon the request of any shareholder, shall appoint one or more persons as inspectors for such meeting. Such inspectors shall ascertain and report the number of shares represented at the meeting, based upon their determination of the validity and effect of proxies; count all votes and report the results; and do such other acts as are proper to conduct the election and voting with impartiality and fairness to all the shareholders. Each report of an inspector shall be in writing and signed by him or by a majority of them if there be more than one inspector acting at such meeting. If there is more than one inspector, the report of the majority shall be the report of the inspectors. The report of the inspector or inspectors on the number of shares represented at the meeting and the results of the voting shall be prima facie evidence thereof.

     SECTION 11. Informal Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all the shareholders entitled to vote with respect to the subject matter thereof.

     SECTION 12. Voting by Ballot. Voting on any question or in any election may be viva voce unless the presiding officer shall order or any shareholder shall demand that voting be by ballot.

     SECTION 13. Shareholder Business Proposals. At any annual meeting of the Corporation's shareholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (c) otherwise properly brought before the meeting by a shareholder. Business may be properly brought before an annual meeting by a shareholder only if written notice of the shareholder's intent to propose such business has been given, either by personal delivery or by United States mail, first class postage prepaid, to the Secretary of the Corporation no later than ninety days in advance of such annual meeting, provided that in the event that less than ninety days' notice or prior public disclosure of the date of such annual meeting is given or made to shareholders, the shareholder's submission shall be timely if received by the Secretary of the Corporation not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made (whichever first occurs). Each notice of new business must set forth: (i) the name and address of the shareholder who intends to raise the new business;

(ii) the business desired to be brought forth at the meeting and the reasons for conducting such business at the meeting; (iii) a representation that the shareholder is a holder of record of stock of the Corporation entitled to vote with respect to such business and intends to appear in person or by proxy at the meeting to move the consideration of such business; (iv) such shareholder's beneficial ownership of the Corporation's voting stock; and (v) such shareholder's interest in such business. The chairman of the meeting may refuse to acknowledge a motion to consider any business that he determines was not made in compliance with the foregoing procedures.

     An adjourned meeting, if notice of the adjourned meeting is not required to be given to shareholders, shall be regarded as a continuation of the original meeting, and any notice of new business must meet the foregoing requirements based upon the date on which notice or public disclosure of the date of the original meeting was given or made. In the event of an adjourned meeting where notice of the adjourned meeting is required to be given to shareholders, any notice of new business made by a shareholder with respect to the adjourned meeting must meet the foregoing requirements based upon the date on which notice or public disclosure of the date of the adjourned meeting was given or made.

     No action may be taken by the Board of Directors (whether through amendment of the Bylaws or otherwise) to amend, alter, change or repeal, directly or indirectly, the provisions of this Article II, Section 13 of the Bylaws, unless two-thirds of the directors (based on the number of directors then authorized, regardless of whether there are any vacancies) shall concur in such action.

                                     ARTICLE III.

                                  BOARD OF DIRECTORS

     SECTION 1. General Powers. The business and affairs of the Corporation shall be managed by its Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the shareholders.

     SECTION 2. Number, Tenure and Qualifications. The number of directors which shall constitute the whole Board shall be such number, not less than twelve (12) nor more than sixteen (16), as may be determined from time to time by vote of a majority of the entire Board of Directors. The directors shall be divided into three (3) classes each of which shall be as nearly equal in number as possible except as provided in Section 3 of this Article. The directors shall be elected at an annual meeting of the shareholders, and shall hold an office for a term of the lesser of (a) three (3) years or (b) until the end of the term for the Class of Directors to which such Director has been elected and until his successor is elected and qualified. A Director need not be a shareholder of this Corporation.

     SECTION 3. Vacancies. Any vacancy occurring in the Board of Directors and any directorship to be filled by reason of an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. Any director elected to fill a vacancy created other than by reason of an increase in the number of directors shall be elected for the unexpired term of his or her predecessor in office. Any director elected to fill a vacancy by reason of an increase in the number of directors may continue in office only until the next election of directors by the shareholders.

     No action may be taken by the Board of Directors (whether through amendment of the Bylaws or otherwise) to amend, alter, change or repeal, directly or indirectly, the provisions of this Article III, Section 3 of the Bylaws, unless two-thirds of the directors (based on the number of directors then authorized, regardless of whether there are any vacancies) shall concur in such action.

     SECTION 4. Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this Bylaw, immediately after, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide, by resolution, the time and place, either within or without the State of Iowa, for the holding of additional regular meetings without other notice than such resolution.

     SECTION 5. Special Meetings. Special Meetings of the Board of Directors may be called by or at the request of the President or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Iowa, as the place for the holding of such meeting.

     SECTION 6. Notice. Notice shall be given at least 24 hours in advance of the time set for such meeting and may be given by telephone or telegram. If notice be given by telegram, such notice shall deem to be delivered when delivered to the telegraph company. Any director may waive notice of a meeting by written waiver, executed either before or after the time stated in the notice. Attendance at a meeting shall constitute a waiver of notice of such meeting, except where a director attends such meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     SECTION 7. Quorum. A majority of the number of directors currently in office shall constitute a quorum for transaction of business at any meeting of the Board of Directors, provided, that if less than a majority of such number of directors are present at said meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

     SECTION 8. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute, the Articles of Incorporation or these Bylaws. Members of the Board of Directors or any committee designated by such board, may participate in a meeting of such board or committee by conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

     SECTION 9. Informal Action. Unless specifically prohibited by statute, the Articles of Incorporation or these Bylaws, any action required to be taken at a meeting of the Board of Directors, or any other action which may be taken at a meeting of the Board of Directors or of any committee thereof, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all the directors entitled to vote with respect to the subject matter thereof, or by all the members of such committee and filed with the minutes of proceedings of the Board or committee as the case may be. Any such consent signed by all the Directors or all the members of such committee shall have the same effect as a unanimous vote, and may be stated as such in any document filed with the Secretary of State, or issued for any other reason.

     SECTION 10. Compensation. The Directors may be paid for their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors, or a stated salary or fee as such director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

     SECTION 11. Presumption of Assent. A Director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to directors who voted in favor of such action.

     SECTION 12. Removal of Directors. The shareholders may at any time at a meeting expressly called for that purpose remove any or all of the directors, for cause, by a vote of two-thirds of the shares then entitled to vote at an election of directors. For the purposes of this Section 12, removal "for cause" shall mean that the director to be removed has been convicted of a felony by a court of competent jurisdiction and such conviction is no longer subject to direct appeal, or that the director to be removed has been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation by a court of competent jurisdiction and such adjudication is no longer subject to direct appeal. Any vacancy in the Board of Directors resulting from the removal of a director shall be filled by majority vote of the remaining members of the Board of Directors.

     SECTION 13. Committees of Directors. The Board of Directors may, by resolution passed by a majority of the whole board, designate an executive committee and/or one or more other committees, each committee to consist of two or more of the Directors of the Corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation and may authorize the seal of the Corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

     The Compensation Committee shall consist of no less than three and no more than eight directors who are not at the time of their election employees of the Corporation or otherwise entitled to participate in any compensation or incentive plan administered by the Committee, except to the extent otherwise determined by a majority of the directors who are not members of the Compensation Committee. The Compensation Committee shall be responsible for all executive compensation programs of the Corporation, including, without limitation, stock incentive plans and shall evaluate and recommend to the Board of Directors compensation for executive officers. It shall review summaries of current compensation paid all other officers, and shall periodically report changes in the compensation plans for all officers and employees to the Board of Directors. It shall receive and review such reports of compensation and benefit plan administration from the Corporation's management as it may require. The Compensation Committee shall also review, and make recommendations concerning, management structure and succession planning, management retirement policy, and officer supervision and training to assure the full development of management potential and an orderly succession of management.

     The Nominating Committee shall consist of not less than three nor more than nine directors and shall be responsible for establishing criteria for the election of directors, reviewing management's evaluation of any officers proposed for nomination to the Board of Directors, and reviewing the qualifications of, and when appropriate interviewing, candidates who may be proposed for nomination to the Board of Directors, including those nominees recommended by shareholders. The Committee shall be responsible for recommending to the Board of Directors, not less than 120 days prior to each annual meeting of the shareholders, a slate of directors to be elected for the following year. The Committee shall also perform such other duties in connection with the search for qualified directors and the selection, election, or termination of directors as the Board of Directors may request.

     The Audit Committee shall consist of not less than three nor more than nine directors, a majority of whom shall be independent directors. The Committee shall have general oversight responsibility with respect to the Corporation's financial reporting. In performing its oversight responsibility, the Committee shall make recommendations to the Board of Directors as to the selection, retention, or change in the independent accountants of the Corporation, review with the independent accountants the scope of their examination and other matters (relating to both audit and non-audit activities), and review generally the internal auditing procedures of the Corporation. In addition, the Committee shall review corporate policies relating to compliance with laws and regulations, ethics, and conflicts, and (consistent with the NASDAQ listing requirement) it shall conduct a review of all material related party transactions on an ongoing basis. In undertaking the foregoing responsibilities, the Audit Committee shall have unrestricted access, if necessary, to company personnel and documents and shall be provided with the resources and assistance necessary to discharge its responsibilities, including periodic reports from management assessing the impact of regulation, accounting, and reporting or other significant matters that may affect the Corporation. The Committee shall have authority to appoint and dismiss the Corporation's director of internal audit. The duties and responsibilities of the Audit Committee shall be set forth in further detail in a charter developed by the Committee, provided that the duties and responsibilities set forth therein shall be consistent with this
Section 13 and any resolution passed by a majority of the Directors relating to the responsibilities of the Committee.

     In addition, the Board of Directors may, by resolution passed by a majority of the Directors, designate an executive committee and/or one or more other committees, each committee to consist of two or more of the Directors of the Corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

     SECTION 14.  Committee  Minutes.  Each  committee   shall   keep  regular
minutes of its meetings and report the same to the Board of Directors when required.

     SECTION 15. Shareholder Nomination of Director Candidates. Subject to the rights of holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation, nominations for the election of directors may be made by the Board of Directors or a committee appointed by the Board of Directors or by any shareholder entitled to vote in the election of directors generally. However, any shareholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of shareholders, ninety days prior to the anniversary date of the records date set for the immediately preceding annual meeting of shareholders, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to shareholders. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a director of the Corporation if so elected. The presiding officer at the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedures.

     No action may be taken by the Board of Directors (whether through amendment of the Bylaws or otherwise) to amend, alter, change or repeal, directly or indirectly, the provisions of this Article III, Section 15 of the Bylaws, unless two-thirds of the directors (based on the number of directors then authorized, regardless of whether there are any vacancies) shall concur in such action.

                                      ARTICLE IV.

                                       OFFICERS

     SECTION 1. Number. The officers of the Corporation shall be a President, Vice President, Secretary and a Treasurer. The Board of Directors may also choose additional Vice Presidents and one or more Assistant Secretaries and Assistant Treasurers. Any two or more offices may be held by the same person, except that the offices of President and Secretary shall not be held by the same person.

     SECTION 2. Election and Term of Office. The officers of the Corporation shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Each officer shall hold office until his successor shall have been duly elected or until his death or until he shall resign or shall have been removed in the manner herein provided. Election or appointment of an officer or agent shall not of itself create contract rights.

     SECTION 3. Other Officers. The Board of Directors may appoint such other officers and agents, as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.

     SECTION 4. Removal. Any officer or agent elected or appointed by the Board of Directors may be removed from office by the affirmative vote of a majority of the Board of Directors at any meeting whenever in its judgment the best interests of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

     SECTION 5. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, and new offices may be filled by the Board of Directors, at any meeting thereof for the unexpired portion of the term.

     SECTION 6. President. The President shall be the principal executive officer of the Corporation and shall, in general, supervise and control all of the business and affairs of the Corporation. Unless otherwise provided by the Board, he shall preside at all meetings of the shareholders and the Board of Directors. He may sign, with the Secretary or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificates for shares of the Corporation, any deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of President and such other duties as may be prescribed by the Board of Directors from time to time.

     SECTION 7. Vice President. In the absence of the President, or in the event of his inability or refusal to act, the Vice President, or if there shall be more than one, the Vice Presidents, in the order determined by the Board of Directors, shall perform the duties of the President, and when so acting, shall have all powers of and be subject to all restrictions upon the President. Any Vice President may sign, with the Secretary or an Assistant Secretary, certificates for shares of the Corporation; and shall perform such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

     SECTION 8. Secretary. The Secretary shall: (1) attend all meetings of the Board of Directors and all meetings of the shareholders and record all the proceedings of the meetings of the Corporation and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required; (2) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (3) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such holder; (4) have general charge of the stock transfer books of the Corporation; (5) perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the President or by the Board of Directors; and (6) have custody of the corporate seal of the Corporation and have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature.

     SECTION 9. Assistant Secretary. The Assistant Secretary, or, if there be more than one, the Assistant Secretaries, in the order determined by the Board of Directors, shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

     SECTION 10. Treasurer. The Treasurer shall: (1) have charge and custody of and be responsible for all funds and securities of the Corporation; (2) receive and give receipts for monies due and payable to the Corporation from any source whatsoever, and deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such banks, trust companies or other depositories as shall be designated by the Board of Directors; (3) disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements; (4) keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation; (5) render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Corporation; and (6) perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the President or by the Board of Directors. If required by the Board of Directors, give a bond in such sum and with such surety or sureties as the Board of Directors may determine for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

     SECTION 11. Assistant Treasurer. The Assistant Treasurer, or if there shall be more than one, the Assistant Treasurers, in the order determined by the Board of Directors, shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

     SECTION 12. Salaries. The salaries of the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

                                      ARTICLE V.

                              CONTRACTS, LOANS AND CHECKS

     SECTION 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

     SECTION 2. Loans. No loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

     SECTION 3. Checks, Drafts, Etc. All checks, drafts or other orders for payment of money, notes or other evidences of indebtedness issued in the name of the Corporation, shall be signed by such officer or officers, agent or agents, of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

                                      ARTICLE VI.

                                    INDEMNIFICATION

     SECTION 1. Claims in General. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and, with respect to any criminal action or proceedings, had no reasonable cause to believe that his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     SECTION 2. Claim by Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise against expense (including attorney's fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite that adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expense which such court shall deem proper.

     SECTION 3. Expense Indemnification. Notwithstanding the other provisions of this Article, to the extent that a director, officer, employee, or agent of a Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 1 or 2 of this Article, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorney's fees) actually and reasonably incurred by him in connection therewith).

     SECTION 4. Authorization of Indemnification. Any indemnification under Sections 1 and 2 (unless ordered by court) shall be made by the Corporation only as authorized in the specific case upon a determination that the indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Sections 1 and 2. Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit, or proceeding, or (2) if such a quorum is not obtainable, or even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the shareholders.

     SECTION 5. Advancement of Expense. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized in the manner provided in Section 4 of this Article upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the Corporation as authorized in this Article.

     SECTION 6. Other Rights. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

     SECTION 7. Insurance. Upon resolution passed by the Board of Directors, the Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article.

                                     ARTICLE VII.

                      CERTIFICATES FOR SHARES AND THEIR TRANSFER

     SECTION 1. Certificates for Shares. Every holder of shares in the Corporation shall be entitled to have a certificate in such form as may be determined by the Board of Directors. Such certificates shall be signed by the President or Vice President and by the Secretary or Assistant Secretary and shall be sealed with the seal of the Corporation or a facsimile thereof. The signatures of the President or Vice President and the Secretary or Assistant Secretary or other persons signing for the Corporation upon a certificate may be facsimiles. If the certificate is countersigned by a transfer agent or registered by a registrar, the signatures of the person signing for such transfer agent or registrar also may be facsimiles. In case any officer or other authorized person who has signed or whose facsimile signature has been place upon such certificate for the Corporation, shall have ceased to be such officer or employee or agent before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer or employee or agent at the date of its issue. All certificates for shares shall be consecutively numbered or otherwise identified. The name of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the books of the Corporation. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

     SECTION 2. Transfer of Shares. Transfers of shares of the Corporation shall be made only on the books of the Corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.

     SECTION 3. Registered Shareholder. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to, or interest in, such shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

                                     ARTICLE VIII.

                                      FISCAL YEAR

     SECTION 1. Fiscal Year. This Corporation shall operate on a fiscal year basis beginning September 1 of each year and ending August 31 of the following year.

                                      ARTICLE IX.

                                       DIVIDENDS

     SECTION 1. Dividends. The Board of Directors, from time to time, may declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.


                                      ARTICLE X.

                                   WAIVER OF NOTICE

     SECTION 1. Waiver of Notice. Whenever any notice is required to be given under the provisions of the statutes or of the Articles of Incorporation or of these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                      ARTICLE XI.

                                      AMENDMENTS

     SECTION 1. Amendments. Except where otherwise specifically noted, these Bylaws may be altered, amended or repealed and new Bylaws may be adopted at any meeting of the Board of Directors of the Corporation by a majority vote of the directors present at the meeting.

                                 EXHIBIT 10

                  CONSULTING AGREEMENT WITH A DIRECTOR


Dr. Ray Goldberg has a three year consulting agreement with the Company beginning in July, 1995. Dr. Goldberg is paid $25,000 a year under this arrangement. He is a director of the Company.

                                  EXHIBIT 11

                      PIONEER HI-BRED INTERNATIONAL, INC.

                       COMPUTATION OF EARNINGS PER SHARE
                    (In thousands, except per share amounts)

                                          Years Ended August 31,
---------------------------------------------------------------------------
                               1995      1994      1993      1992      1991

Number of shares of common
 stock outstanding at
 beginning of the period      86,215    89,442    90,274    90,829    92,772

Weighted average number of
 shares of common stock
 issued during the period        128        90       148        52       111

Weighted average number of
 shares of common stock
 purchased for the treasury
 during the period            (1,832)     (884)     (308)      (92)   (1,992)
                             -------   -------   -------   -------   -------

Weighted average number of
 shares of common stock
 outstanding during the
 period                       84,511    88,648    90,114    90,789    90,891
                             -------   -------    ------    ------    ------

Income before cumulative
 effect of changes in
 accounting principles      $182,590  $212,664  $137,453  $152,160  $104,177
                             -------   -------   -------   -------   -------

Income before cumulative
 effect of changes in
 accounting principles
 per common share           $   2.16  $   2.40  $   1.53  $   1.68  $   1.15
                             -------   -------   -------   -------  --------

Net income                  $182,590  $212,664  $120,484  $152,160  $104,177
                             -------   -------   -------   -------   -------

Earnings per common share   $   2.16  $   2.40  $   1.34  $   1.68  $   1.15
                             -------   -------   -------   -------   -------



The common stock equivalents have not entered into the earnings per share computations because they would not have a dilutive effect.

                                      EXHIBIT 13


                                THE COMPANY'S BUSINESS


Pioneer Hi-Bred's business is the broad application of the science of genetics. Pioneer was founded in 1926 to apply newly discovered genetic techniques to hybridize corn. Today, the Company develops, produces, and markets hybrids of corn, sorghum, sunflower, and vegetables, and varieties of soybean, alfalfa, wheat, and canola.

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

Pioneer maintains the ownership of and controls the use of inbreds and varieties through patents and the Plant Variety Protection Act. Within the United States, this essentially prohibits other parties from selling seed made from those inbreds and varieties until such protection expires, usually well after the useful life of the seed. Outside of the United States, the level of protection afforded varies from country to country according to local law and international agreement. The Company believes it is vital that products developed by its research programs remain proprietary. They must remain so in order to provide the economic return necessary to support continued research and product development and to generate an adequate return to the Company's shareholders.

Pioneer also applies the science of genetics to the development of microorganisms useful in crop and livestock production. The Company has established a business group to aid in the development and sales of Pioneer products with improved characteristics for end-use markets. A business group also has been established to develop and market a range of products and services designed to enhance the value of its core products.

The Company's principal products are hybrid seed corn and soybean seed which have accounted for approximately 89 percent of total net sales and substantially 100 percent of operating profits over the last five years. These products are expected to continue to play a dominant role in the Company's results of operations for the foreseeable future.

The Company also develops and produces various other products which provide the sales organization with a full line of products. The contribution margin on sales of these products covers fixed costs which would not disappear if the product lines were eliminated.

Approximately 68 percent of total 1995 sales were made within the United States and Canada (the North America region) and 24 percent in Europe. Our goal within developing nations is to aid the development of the existing seed markets and establish businesses that can grow and prosper.

Two significant factors that determine the volume of seed sold and the related profit are government policies and weather. Government policies affect, among other things, crop acreage and performance, the Company's seed field yields, and planting decisions hybrid seed are more heavily dependent on commodity prices and the competition from farmer-saved seed. As a result, the margins are narrower and contributions are subject to year-to-year fluctuations.

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

The hybrid seed industry is characterized by intense competition. In 1995, Pioneer seed corn held an estimated market share of 45 percent in North America. The next six competitors held an estimated combined market share of 25.5 percent with the closest competitor holding approximately ten percent. The remainder of the market is divided among more than 300 companies selling regionally. The Company's 1995 purchased soybean seed market share is estimated at 17.5 percent, placing it above the closest competitor's estimated ten percent market share.

Pioneer is the leading brand of hybrid seed corn in many European countries. In France, the largest Western European market for seed corn, Pioneer holds about a 22 percent market share. In Germany, Hungary, Italy, and Austria, Pioneer has market shares of approximately 12, 35, 61, and 48 percent, respectively. In addition, Pioneer has seed corn market shares of approximately 40 percent in Mexico and 11 percent in Brazil.

Competition in the seed industry is based primarily on price and product performance. The Company's objective is to produce products which consistently out-perform the competition and so command a premium price. The Company has been successful competing on that basis and expects to continue to do so through its on-going investment in research and product development. The future success of the Company depends heavily on the results of these research activities. Continued improvement in the performance of the Company's products is necessary to maintain profit margins and market share.

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

In the production of its commercial seed, the Company generally provides the parent seed stock, detasseling and roguing labor, and certain other production inputs. The balance of the labor, equipment, and inputs are supplied by independent growers. The Company believes the availability of growers, parent stock, and other inputs necessary to produce its commercial seed is adequate for planned production levels.

Pioneer(R) brand microbial products include inoculants for high-moisture corn silage, hay, and other forages, and direct-fed microbial products for livestock. This product line is focused on the research and development of products containing naturally-occurring microorganisms. Microbial-based products are expected to continue to have an important role in the Company's business as their use in agriculture expands.

The Nutrition and Industry Markets (NIM) group is the worldwide focal point for addressing opportunities driven by the "end-use" markets. The primary mission of NIM is to ensure that Pioneer dominates seed sales growth in this end-use market segment.

At August 31, 1995, the Company employed approximately 4,900 people worldwide.

Because the seed business is highly seasonal, the Company's interim results will not necessarily indicate the results for the full year. Substantially all seed sales are made from late second quarter through the end of the third quarter (February 1 through May 31) of the fiscal year. Typically, the Company operates at a loss during the first and fourth quarters. Varying climatic conditions can change the earnings pattern between quarters. These conditions affect the delivery of seed and can cause a shift in sales between quarters.

                                          EXHIBIT 13


Consolidated Net Sales and Operating Income (Loss) by Product

    Years Ended August 31,   1995      %     1994      %     1993      %     1992      %      1991     %
------------------------------------------------------------------------------------------------------------

(In millions, except per share amounts)
 NET SALES:
  Corn....................      $1,227   80.0    $1,185  80.1    $1,077    80.2  $1,013    80.3   $  901   80.1
  Soybeans................         145    9.5       128   8.7       116     8.6     109     8.6      105    9.3
  Other...................         160   10.5       166  11.2       150    11.2     140    11.1      119   10.6
Total Net Sales...........      $1,532  100.0    $1,479 100.0    $1,343   100.0  $1,262   100.0   $1,125  100.0

OPERATING INCOME (LOSS):
  Corn....................      $  359   29.3    $  383  32.3    $  354    32.9  $  317    31.3   $  258   28.6
  Soybeans................           9    6.2         7   5.5         7     6.0       8     7.3        1    1.0
  Other...................         (15) (10.0)      (21)(12.6)      (24)  (16.0)    (30)  (21.4)     (21) (17.6)
  Restructuring and Settlements      -      -        45   3.0       (53)   (3.9)      -       -        -      -
Product Line Operating Income   $   35   23.0     $ 414  28.0    $  284    21.1  $  295    23.3      238   21.2
Indirect General and
  Administrative Expense..         (73)  (4.7)      (68) (4.6)      (59)   (4.4)    (52)   (4.1)     (50)  (4.4)
Operating Income..........      $  280   18.3     $ 346  23.4    $  225    16.7  $  243    19.2   $  188   16.8
Financial Income (Expense)          11    0.7         3  0.2         (6)   (0.4)     (3)   (0.2)     (19)  (1.7)
Income Before Items Shown Below $  291   19.0     $ 349  23.6    $  219    16.3  $  240    19.0   $  169   15.1
Income Taxes..............        (106)  (6.9)     (134) (9.1)      (86)   (6.4)    (87)   (6.9)     (64)  (5.7)
Minority Interest and Other         (2)  (0.1)       (2  (0.1)        4     0.3      (1)      -       (1)  (0.1)
Income Before Cumulative Effect
  of Accounting Change....      $  183   12.0     $ 213  14.4    $  137    10.2  $  152    12.1   $  104    9.3
Cumulative Effect of Accounting
  Change, Net.............           -      -         -     -       (17)   (1.2)      -       -        -      -
NET INCOME................      $  183   12.0     $ 213  14.4    $  120     9.0  $  152    12.1   $  104    9.3

Income Per Common Share:
  Income Before Cumulative Effect
    of Accounting Change..      $ 2.16            $2.40          $ 1.53          $ 1.68           $ 1.15
  Cumulative Effect of
    Accounting Change, Net           -                -            (.19)             -                 -
  Net Income..............      $ 2.16            $2.40          $ 1.34          $ 1.68           $ 1.15

Average Shares Outstanding          85               89              90              91               91


RESEARCH AND PRODUCT DEVELOPMENT

At August 31, 1995, the Company employed a total of 987 people directly and indirectly engaged in research and product development activities. Of these, 347 scientists performed research in the agricultural seed area and eight in microbial cultures. Of the 347 people performing research in agricultural seeds, 76 are employed outside of North America and 125 are scientists whose efforts are focused on biotechnology research. Total research expenditures for 1995 were $130 million. During the three fiscal years ended August 31, 1995, the Company expended the following amounts on research and product development:


               Years Ended August 31,   1995          1994          1993
------------------------------------------------------------------------
    (In millions)
    Seed corn                       $     87       $    75       $    70
    Soybean seed                          10             9             9
    Other products                        33            30            26
    Total                           $    130       $   114       $   105


Planned growth in field testing and winter nursery costs and additional costs related to technology acquisitions make up most of the increase over 1994. The investment in research has increased yearly since 1973, supporting the Company's commitment to improving products through research and product development.

                                      EXHIBIT 13


                                      PROPERTIES


Pioneer owns 23 commercial seed corn conditioning plants in North America. These plants are located in Florida (1), Illinois (4), Indiana (4), Iowa (8), Michigan
(1), Nebraska (2), Texas (1), and Ontario, Canada (2).

Seed corn, unlike commercial corn, must be harvested and dried before freezing temperatures can limit germination potential. Because of this, seed drying capacity is a critical factor. The dryers at the North American plants have a total capacity of two million bushels and, depending on factors such as seed moisture content, can be filled 11 times before fall weather presents a significant freeze risk.

At normal capacity, the husking and sorting units at the North American plants can handle 55,700 bushels of ear corn per hour. In total, these plants have the capacity to condition 14,400 units per hour. In a normal year, seed conditioning is completed by early February. These plants have the facilities to store ten million bushels of bulk seed and 15.8 million units of bagged seed corn, including cold storage for 7.6 million units.

In North America, conditioning of other commercial Pioneer(R) brand seed is performed at a total of 17 plants, six of which also condition corn. Pioneer also owns interests in 25 commercial production plants in 21 countries outside North America. Parent seed is conditioned at nine locations in North America and at eight locations outside North America. Four of these facilities also condition commercial Pioneer brand seed.

The Company's plant breeders conduct research at 55 stations in the U.S. and Canada. There are 31 stations which conduct research on corn, six of those conduct research on more than one crop. There are 24 stations which conduct research on other seeds. Two of these stations conduct research on more than one crop. In addition to these research efforts, Pioneer conducts seed research at 55 locations throughout the rest of the world.

In addition to the research stations, approximately 261,000 square feet of laboratory, greenhouse, and office space located in Johnston, Iowa are also devoted to plant breeding, biotechnology, and microbial product research.

Additional research and production facilities for microbial products are located at Company-owned properties in Durant, Iowa and Buxtehude, Germany. A livestock nutrition center is located in Sheldahl, Iowa.

Pioneer also owns 6,000 acres of agricultural land in the United States used primarily for research activities. Of this, 1,000 acres located in Johnston, Iowa are under commercial and residential development. As properties are developed, they are either sold or retained as equity projects.

Company properties, substantially all of which are owned, were subject to aggregate encumbrances of $1 million on August 31, 1995. The Company believes that all properties, including machinery, equipment, and vehicles, are well maintained and suitable for their intended uses and are adequately insured.

                                      EXHIBIT 13

       MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


On November 7, 1995, the Company's stock began trading on the New York Stock Exchange. Prior to that date, the Company's stock was traded in the National Association of Securities Dealers National Market System. The range of closing prices for these shares for the past two fiscal years, as reported by the National Association of Securities Dealers, follows below:

                                   Fiscal   1995          Fiscal   1994
--------------------------------------------------------------------------------

    Quarter:                      High       Low         High         Low
    First                       35 1/4      30           38          31 3/4
    Second                      38 3/4      32 3/4       39 3/4      35 1/4
    Third                       39 1/4      32 1/2       37 1/2      32 1/4
    Fourth                      45 1/2      38 3/4       35 3/4      29 3/4

On August 31, 1995, there were approximately 3,800 accounts representing approximately 17,000 shareholders of the Company's 83,486,829 outstanding shares.

          Cash Dividends Per Share     1995                1994
--------------------------------------------------------------------------------
    Quarter:
    First                           $     .17           $     .14
    Second                          $     .17           $     .14
    Third                           $     .17           $     .14
    Fourth                          $     .20           $     .17

The stock of the Company became publicly traded in 1973 and quarterly dividends have been paid continuously since that time. It is anticipated that dividends will continue to be paid in the future. The Company's stock is included in the Standard & Poors Composite Stock Price Index.

                                          EXHIBIT 13


SELECTED FINANCIAL DATA

Consolidated Ten-Year Financial History

         Years Ended August 31,  1995    1994   1993    1992   1991   1990    1989   1988      1987    1986
-----------------------------------------------------------------------------------------------------------
(In millions, except per share and statistical amounts) Summary Operations:

Net Sales                      $1,532  $1,479 $1,343  $1,262 $1,125 $  964   $ 867   $ 759   $  710   $  780
Gross Profit                   $  760  $  759 $  700  $  640 $  549 $  442   $ 391   $ 389   $  349   $  392
Restructuring and Settlements  $    -  $   45 $  (54) $    - $    - $    -   $   -   $   -   $    -   $    -
Income From Continuing
  Operations                   $  183  $  213 $  137  $  152 $  104 $   73   $  82   $  84   $   64   $   80
Net Income                     $  183  $  213 $  120  $  152 $  104 $   73   $  98   $  65   $   54   $   74

Per Common Share Data:
Income From Continuing
  Operations                   $ 2.16  $ 2.40 $ 1.53  $1.68  $ 1.15 $ 0.78   $ 0.86  $0.88   $ 0.67  $  0.84
Net Income                     $ 2.16  $ 2.40 $ 1.34  $1.68  $ 1.15 $ 0.78   $ 1.03  $0.68   $ 0.56  $  0.77
Growth in Earnings Per Share*  (14.1)%  55.5%  (9.9)% 46.2%   42.5% (11.0)%   (2.4)% 31.3%   (20.0)%  (19.0)%
Dividends Declared             $ 0.71  $ 0.59 $ 0.50  $0.40  $ 0.39 $ 0.39   $ 0.36  $0.35$    0.26    $0.35
Shareholders' Equity           $10.94  $10.22 $ 9.23  $8.86  $ 7.51 $ 7.00   $ 6.62  $6.04$    5.70  $  5.33

Balance Sheet Summary:
Current Assets                 $  770  $  742 $  717  $  703 $  606 $  538  $  474   $ 450   $ 465   $   467
Net Property & Other Assets       523     511    504     513    480    468     440     414     401       383
Total Assets                   $1,293  $1,253 $1,221  $1,216 $1,086 $1,006  $  914   $ 864   $ 866   $   850

Current Liabilities            $  280  $  232 $  261  $  286  $ 295  $ 294  $  221   $ 209   $ 228   $   259
Long-Term Debt                     18      66     68      74     67     19      17      28      33        31
Other Long-Term Liabilities        82      74     67      57     43     44      49      50      59        49
Total Liabilities              $  380  $  372 $  396  $  417  $ 405  $ 357  $  287     287   $ 320   $   339

Shareholders' Equity           $  913  $  881 $  825  $  799  $ 681  $ 649  $  627   $  577  $ 546   $   511

Dividends Declared             $   60  $   52 $   45  $   36  $  35  $  36  $   34   $   33  $  25   $    33
Average Shares Outstanding         85      89     90      91     91     93      95       96     96        96

Other Statistics:
Return on Ending Equity*        20.0%   24.1%  16.7%   19.0%  15.3%  11.2%   13.1%    14.6%  11.7%     15.7%
Return on Net Sales*            11.9%   14.4%  10.2%   12.1%   9.3%   7.5%    9.4%    11.1%   9.0%     10.3%
Return on Ending Assets*        14.2%   17.0%  11.2%   12.5%   9.6%   7.2%    9.0%     9.8%   7.4%      9.5%
Gross Profit on Net Sales       49.6%   51.3%  52.1%   50.7%  48.8%  45.8%   45.1%    51.2%  49.2%     50.2%
Dividends Declared as a %
  of Net Income                 32.8%   24.6%  37.4%   23.9%  33.8%  49.7%   34.7%    50.9%  46.2%     45.0%
Stock Price at August 31,      $43.00 $ 31.25 $32.75  $26.50 $17.42 $13.25  $14.00   $11.75 $11.92    $11.83
Market Capitalization at
   August 31, (in millions)    $3,590  $2,694 $2,929  $2,392 $1,579 $1,229  $1,326   $1,122 $1,142    $1,133
Number of Employees             4,924   4,847  4,807   5,016  4,829  4,601   4,026    4,805  5,235     5,112

*Based on income from continuing operations

                                      EXHIBIT 13


Management's Discussion and Analysis of Financial Condition and Results of
 Operations


Sales by Region - 1995
(millions)

                 Corn    Soybeans   Other     Total

North America  $  808    $  141    $   90    $1,039
Europe         $  304    $    3    $   55    $  362
Other Regions  $  114    $    0    $   17    $  131


Fiscal 1995 Available Domestic Lines of Credit
(millions)

               1st Qtr   2nd Qtr   3rd Qtr   4th Qtr

Revolving      $  100    $  100    $   50    $  250
Seasonal           24        48         -         -
                -----     -----     -----     -----
Total          $  124    $  148    $   50    $  250
                =====     =====     =====     =====


Fiscal 1996 Available Domestic Lines of Credit
(millions)

               1st Qtr   2nd Qtr   3rd Qtr   4th Qtr

Revolving      $  200    $  200    $  200    $  200
Seasonal          100       100         -         -
                -----     -----     -----     -----
Total          $  300    $  300    $  200    $  200
                =====     =====     =====     =====


Net Income
(millions)

                 1990    1991    1992    1993    1995
                 ----    ----    ----    ----    ----

               $  104  $  152  $  120  $  213  $  183


Annual Dividends
(millions)

                 1990    1991    1992    1993    1995
                 ----    ----    ----    ----    ----

               $   35  $   36  $   45  $   52  $   60


Research and Product Development Expenditures
(millions)

                 1990    1991    1992    1993    1995
                 ----    ----    ----    ----    ----

               $   79  $   92  $  105  $  114  $  130

RESULTS OF OPERATIONS

Year Ended August 31, 1995, Compared to the Year Ended August 31, 1994

Despite significant challenges, the Company achieved solid financial results in 1995. ROE was at the Company's targeted level of 20 percent. After-tax earnings were $183 million on sales of $1.532 billion, compared to 1994 earnings of $213 million on sales of $1.479 billion. On a per-share basis, 1995 earnings were $2.16, compared to $2.40 in 1994.

Earnings in 1994 were positively affected by the settlement of a lawsuit involving Holden Foundation Seeds, Inc. The net effect of this and other unusual events was to increase pre-tax earnings $45 million, or $.29 per share after tax. Without the net benefit of these items, 1994 earnings per share were $2.11. On an apples-to-apples basis, 1995 per share results reflect record performance.

Sales and operating income levels for 1995 reflect an estimated 9.5 percent decrease in market size for seed corn in North America from 1994 levels. Within North America, unit sales decreased approximately eight percent, a direct relationship to fewer acres planted. The acreage reduction was the result of an increase in the United States farm program set-aside requirement, poor corn planting conditions, and record cotton prices. However, higher seed corn yields from the 1994 crop and excellent winter production activities in Argentina and Chile improved variable costs. The lower cost per unit, combined with a higher average per unit sales price, partially offset the impact of fewer seed corn unit sales. Increased soybean sales over a year ago also positively impacted the current year.

In Europe, the weakening of the U.S. dollar compared to European currencies improved operating income $11 million over 1994 levels. However, lower operating results in several countries offset some of this improvement. In addition, European financial results showed both higher sales and higher expenses because the Company took sole ownership of the entity in France that distributes and markets Pioneer(R) brand products there.

In Mexico, a reduction in corn subsidies and tighter water restrictions reduced corn acreage resulting in reduced corn unit sales of approximately 25 percent. Lower sales, in conjunction with a devaluation of the Mexican peso, reduced operating income in Mexico 68 percent from that reported in 1994. Operating income in Asia improved over 1994 due to increased unit sales.

Financial results in 1995 were positively impacted by a two percent decrease in the Company's worldwide effective tax rate. In addition, 1995's per share earnings reflect a lower number of shares outstanding due to the repurchase of Pioneer stock.

Management is optimistic about 1996. North American corn acreage is expected to rebound significantly. Reduced U.S. production and strong demand has reduced carryover corn stocks to the lowest levels in decades. As a result, the government program set-aside requirement is expected to be reduced, potentially to zero. That is expected to positively impact 1996 seed corn unit sales. The Company expects North American per unit seed corn margins to be level with 1995. The average sales price is expected to increase due to a higher priced sales mix. However, this gain is expected to be offset by higher cost of sales.

While results in regions outside North America are more difficult to predict, management believes that growth can be attained in those regions as well.

Hybrid Seed Corn

Corn Net Sales and Product Line Operating Income

                                    Increase                    Increase
                        1995       (Decrease)         1994     (Decrease)        1993
-------------------------------------------------------------------------------------

(In millions) NET SALES

North America          $  808      $(38)    (4.5)%  $  846     $109     14.8%  $   737
Europe                    305        84     38.0 %     221      (25)   (10.2)%     246
Other regions             114        (4)    (3.4)%     118       24     25.5%       94

Total net sales        $1,227      $ 42      3.5%   $1,185     $108     10.0 %  $1,077

OPERATING INCOME:
North America          $  256     $(21)    (7.6)%   $  277     $ 24      9.5%   $  253
Europe                     75        6      8.7%        69      (12)   (14.8)%      81
Other regions              28       (9)   (24.3)%       37       17     85.0%       20
Total operating income $  359     $(24)    (6.3)%   $  383     $ 29      8.2%   $  354

North America
Acres                    74.2     (7.8)    (9.5)%     82.0      5.8      7.6%     76.2
Unit sales
(80,000-kernel units)    10.9      (.9)    (7.6)%     11.8      1.4     13.6%     10.4


North America

The three primary drivers affecting seed corn sales are planted corn acreage, market share, and seed price. Planted corn acreage in North America had the biggest impact on current year operating income. Acreage planted to corn decreased approximately 9.5 percent from 1994. A major factor contributing to the acreage decrease was the U.S. government set-aside program which required farmers participating in the 1995 feed grain program to keep their planted corn acres at 92.5 percent or less of their historical corn acreage base, down from 100 percent in 1994.

In addition, high cotton prices caused some farmers in the South to switch acreage to cotton while wet conditions in the Midwest forced affected farmers to switch acreage from corn to other crops such as soybeans. Others were never able to plant a crop. As a result, the Company sold approximately 910,000 fewer units in 1995, assuming 1994 market share levels and that an 80,000-kernel unit of seed corn plants 3.1 acres. This had the effect of decreasing operating income $44 million from 1994 levels.

Seed  corn  pricing  was  also  a  major  factor  in  1995  financial   results,
contributing $27 million to seed corn operating income. The average per-unit sales price increased 3.4 percent due to an increase in the list price of key hybrids and a higher priced sales mix. The higher priced sales mix occurred as customers shifted their purchases to higher-priced better-performing hybrids which are more profitable to growers and to Pioneer.

Management estimates the Company's seed corn market share at 45 percent -- comparable to 1994. Maintaining market share was a challenge in a year when high levels of seed inventory throughout the industry led to aggressive competition. The ability to hold market share can be attributed to a world-class sales and supply management group. They were able to use the flexibility of our product line-up to respond to the changing needs of customers, providing them with appropriate products when and where they were needed as growing conditions changed.

Higher seed corn yields from the 1994 crop also provided positive results, reducing 1995's average per unit cost of seed corn by $.80, or $9 million. Higher operational fixed costs and provisions for inventory reserves offset $7 million of the improvements gained in production costs. Provisions for inventory reserves totaled $14 million in 1995 compared to $11 million in 1994.

Planned growth in winter nursery costs and expansion of biotechnology projects were the main factors in an $11 million, or 18 percent, increase in research expenses for corn. This commitment to research continues to provide the Company with a steady line of new and improved products each year. For 1995, 18 new seed corn products were released. These new releases will add to the Company's ability to provide higher yielding and more valuable products to customers.

Sales of hybrid 3394 totaled 2.3 million units in 1995, 21 percent of the Company's total North American seed corn unit sales. In 1994, unit sales were
2.7 million, 23 percent of the North American total.

Fixed selling and general and administrative expenses for seed corn in North America decreased $4 million, or five percent, from 1994 levels. The major component of this decrease was lower performance incentive costs. That was partially offset by planned increases in advertising expenses. Variable selling costs (commissions and shipping costs) as a percentage of sales increased from a year ago because of additional expenses incurred shipping product to customers who switched seeds due to weather related planting delays.


Europe


European Corn Net Sales and Product Line Operating Income

                                    Increase                   Increase
                       1995        (Decrease)     1994        (Decrease)      1993
----------------------------------------------------------------------------------
(In millions) NET SALES:

Italy                 $  78     $  5     6.8%     $ 73     $ (8)   (9.9)%    $  81
France                  103       76   281.5%       27       (8)  (22.9)%       35
Germany                  29        2     7.4%       27       (2)   (6.9)%       29
Hungary                  14       (6)  (30.0)%      20        2    11.1%        18
Austria                  16       (1)   (5.9)%      17        -       -%        17
Spain                    15        3    25.0%       12        3    33.3%         9
Other                    50        5    11.1%       45      (12)  (21.1)%       57
Total net sales       $ 305     $ 84    38.0%     $221     $(25)  (10.2)%    $ 246

Total operating
  income              $  75     $  6     8.7%     $ 69     $(12)  (14.8)%    $  81


The Company's European region includes the countries in West and Central Europe, plus CIS (the former USSR), Turkey, Morocco, Australia, and Japan. This combined region showed a $6 million increase in operating income from a year earlier.

Approximately $11 million of this change was the result of a weaker U.S. dollar against certain European currencies. On a constant dollar basis, European operations provided a slight decrease in operating income from a year ago.
Operations in Italy improved from 1994 levels to contribute substantial improvement to the region. However, that was more than offset by lower operating results in France, Hungary, and Germany.

Italian operations posted gains in operating income totaling $7 million over 1994 results. Most of the improvement was due to lower product costs and fewer inventory writedowns. An increase in the average unit sales price, an increase in market size, and market share gain over 1994 also contributed to the improvement.

In 1994, the Company acquired the remaining 60 percent interest in the French entity which handled distribution and marketing of Pioneer(R) brand products. Increased sales and expenses were reported as the subsidiary was reflected in the 1995 financials on a consolidated basis for the first time. Overall, consolidated country operating income for France decreased $6 million due to fewer unit sales.

Operating income in Hungary decreased $3 million as unit sales declined. New competitors entered the market at significantly lower prices, reducing unit sales and operating income. Higher inventory reserves also impacted current year operations.

Lower sales volume and higher costs reduced operating income in Germany. Unit sales were lower than 1994 levels due to decreased market share. Higher sales commissions, product costs, and inventory writedowns also contributed to a $3 million decrease in operating income for Germany from 1994.


Other Regions


Other Regions Corn Net Sales and Product Line Operating Income

                                    Increase                   Increase
                       1995        (Decrease)     1994        (Decrease)      1993
----------------------------------------------------------------------------------
(In millions)

NET SALES:
Mexico               $   22      $(19) (46.3)%    $ 41       $ 3    7.9%     $ 38
Brazil                   34        (2)  (5.6)%      36         9   33.3%       27
Argentina                21         8   61.5%       13         3   30.0%       10
Other                    37         9   32.1%       28         9   47.4%       19
Total net sales      $  114      $ (4)  (3.4)%    $118       $24   25.5%     $ 94

Total operating
 income              $   28      $ (9) (24.3)%    $ 37       $17   85.0%     $ 20

Mexico's operating income decreased $13 million, or 68 percent, to $6 million. The devaluation of the Mexican peso was the major factor contributing to lower operating results. Also, nearly 35 percent fewer acres were planted to seed corn in Northeast and Northwest regions because of drought, subsidy reductions, and NAFTA quotas. These factors reduced unit sales 25 percent.

Operating income in Brazil decreased $3 million as a result of fewer unit sales. A change in government subsidized farm programs reduced the amount of reasonably priced credit available to customers. This lack of financing directly affected unit sales because many Brazilian customers rely on credit for seed purchases.

Argentina's operating income increased $3 million from 1994 results. Increased unit sales, higher average sales price, and lower unit costs were the main factors for this improvement.

Operations in Asia account for most of the remaining change from 1994 in other regions seed corn operating income. Increased market size and market share in the Philippines, increased market size in Indonesia, and cost savings contributed to a $3 million operating income improvement in the region.


Soybean Seed


Soybean Net Sales and Product Line Operating Income (Loss)

                       1995         Increase      1994         Increase       1993
----------------------------------------------------------------------------------
(In millions

NET SALES:
North America         $ 141      $16    12.8%     $125       $12    10.6%    $ 113
Europe                    3        -       -%        3         -       -%        3
Other regions             1        1     100%        -         -       -%        -
Total net sales       $ 145      $17    13.3%     $ 128      $12    10.3%    $ 116

OPERATING INCOME (LOSS):
North America         $  11      $ 2    22.2%     $  9       $ -       -%    $   9
Europe                   (2)       -       -%       (2)        -       -%       (2)
Other regions             -        -       -%        -         -       -%        -

Total operating income$   9     $  2    28.6%     $  7       $ -       -%     $  7

North America
Acres                  64.6       .8     1.2%     63.8       2.0      3.2%    61.8
Unit sales (50 lb. bag)10.9      1.6    16.7%      9.3        .4      5.4%     8.9


Soybean seed represents the Company's second largest product in terms of revenue and operating income. In 1995, North American operations accounted for virtually all of the worldwide soybean seed operating income.

North American unit sales increased 16.7 percent from 1994, a result of market share gains and increased acreage. A continued recognition of the value associated with Pioneer(R) brand soybeans provided for market share gains, as customers understood that planting Pioneer brand soybean seed, much like Pioneer brand seed corn, provides them economic value.

North American soybean acreage increased as poor weather conditions forced customers who planned to plant corn to switch to soybeans. Higher overall acreage and increased market share contributed $6 million more to operating income than in 1994.

The average sales price of soybean seed decreased approximately three percent from 1994 levels, the result of bulk sales and early payment discounts. However, contribution per unit remained the same because of lower cost of sales, the result of lower commodity costs.

Increased investments in research and additional fixed selling and general and administrative expenses reduced operating income $4 million from 1994.


Other Products


Other Products Net Sales, Contribution, and Operating (Loss)

                                    Increase                    Increase
                       1995        (Decrease)     1994         (Decrease)     1993
----------------------------------------------------------------------------------
(In millions)

NET SALES:
Alfalfa               $  32      $  -      -%     $ 32       $ 2     6.7%     $ 30
Sorghum                  26         3   13.0%       23        (2)   (8.0)%      25
Wheat                    18         -      -%       18         -       -%       18
Sunflower                19         3   18.8%       16         1     6.7%       15
Microbial products       27         3   12.5%       24         -       -%       24
Developing products      38       (15) (28.3)%      53        15    39.5%       38
Total net sales       $ 160      $ (6)  (3.6)%    $166       $16    10.7%     $150

CONTRIBUTION:
Alfalfa               $   7      $  2             $  5       $ 1              $  4
Sorghum                   7         1                6        (1)                7
Wheat                     4         2                2        (1)                3
Sunflower                 1         1                -        (1)                1
Microbial products        5         -                5         1                 4
Developing products     (13)        2              (15)       (1)              (14)
Total contribution    $  11      $  8             $  3       $(2)             $  5

Joint fixed costs       (26)       (2)             (24)        5               (29)

Total operating (loss)$ (15)     $  6             $(21)      $ 3              $(24)


Other products contribution for 1995 improved $8 million from results recorded a year ago. The Company manages these products at the contribution level because all fixed costs allocated to them could not be eliminated in the event these products were discontinued.

    Although in terms of operating income these products as a whole are not profitable, they provide a value beyond the financial bottom line. The presence of these products in the Company's line-up provide the sales organization a full line of seed products, significantly aiding the sale of higher margin products like hybrid seed corn. In addition, the Company's investment in research for these products, which totaled $33 million in 1995, is expected to provide Pioneer future growth opportunities.

Corporate Items

Indirect general and administrative expenses increased $5 million in 1995, a seven percent increase over 1994. The major components of this increase were personnel costs and increased charitable contributions.

Net interest income for 1995 increased $2 million compared to a year ago because of higher interest rates earned on current year investments and decreased interest expense on lower levels of external borrowing. Net exchange gain increased $6 million from 1994 levels. The strengthening of certain European currencies against the U.S. dollar and translation gains in Mexico accounted for a majority of the improvement.

A reduction in taxes on foreign earnings reduced the 1995 effective tax rat to 36.5 percent compared to 38.5 percent in 1994.


Year Ended August 31, 1994, Compared to the Year Ended August 31, 1993

HYBRID SEED CORN

North America

Operations in North America (U.S. and Canada) accounted for most of the 1994 improvement in annual worldwide seed corn operating results. All of the primary factors affecting seed corn sales -- planted corn acreage, market share, and seed price -- positively affected 1994 operating income.

Units delivered reached record levels in 1994. The 14 percent increase in delivered units in North America was the result of increased acreage and market share gains.

A change in the U.S. farm program for 1994 spurred an 7.6 percent increase in acres planted to corn in North America. The Company's ability to capitalize on this increase in acres provided additional operating income of approximately $35 million over prior year results, based on approximately 750,000 additional units sold.

Market share gains also impacted 1994 unit sales, which translated into approximately 550,000 additional unit sales over 1993. The Company posted a market share gain of two percentage points in 1994 -- the result of hard-working, dedicated sales representatives, and employees producing and selling a high-quality lineup of products and services. The increase in market share accounted for approximately $26 million of seed corn operating income improvement.

The average sales price of Pioneer(R) brand seed corn within North America increased one percent over 1993. This improvement was the result of an increase in the list price of the Company's top-performing hybrids and a shift by customers to higher-priced, higher-performing hybrids. That improved 1994 operating results $7 million.

Higher per-unit cost of sales reduced 1994 operating income $17 million. Below average seed field yields, resulting from poor weather in the spring and summer of 1993, and higher commodity costs increased the per-unit cost of the 1993 crop. Lower provisions for inventory reserves partially offset the impact of higher seed costs. Provisions for inventory reserves decreased $8 million from $19 million in 1993.

Research expenses for corn increased $3 million, or seven percent from 1993 levels. Planned growth in field testing and winter nursery costs and additional costs related to technology acquisitions accounted for most of the increase.

Fixed selling and general and administrative expenses for seed corn in North America increased $13 million from 1993. The major components of this increase were higher compensation costs due to merit increases and additional sales personnel to support the growth in the business, along with additional employee related costs and increased marketing efforts. Variable selling costs for seed corn as a percentage of sales were comparable to 1993 levels.

Europe

European operating income in 1994 decreased $12 million from a year earlier. Operations in the CIS (the former USSR) represent most of the decrease from 1993. CIS operations in 1993 included unusual sales of seed and the benefit of collections on previously written-off accounts receivable. Excluding the CIS, operating income for the region was essentially unchanged from 1993 levels.

In Turkey, a 25 percent decline in market size combined with price decreases reduced corn operating income by $2 million from prior year results.

Operating income in Italy decreased $4 million from 1993 primarily due to a weaker lira and a smaller seed corn market. The devaluation of the lira reduced operating results $3 million. An estimated five percent decrease in market size contributed to the remaining $1 million decrease.

In France, operating income decreased approximately $3 million from 1993. Common Agricultural Policy programs and a decline in market share combined to significantly reduce 1994 sales.

Operating income in Germany decreased approximately $2 million from the prior year principally due to a decline in sales price. Prices were reduced in response to lower-priced seed being sold into Germany from other European countries.

Hungary's operating income improved approximately $8 million from 1993 levels. The improvement was largely attributable to lower inventory reserves and costs incurred in 1993 to terminate old distribution arrangements. Unit price increases and market share gains also positively impacted 1994 results.

In 1994, operations in Spain rebounded after several years of drought to post a $4 million improvement in operating income. Better weather conditions directly resulted in increased corn acreage and higher unit sales. Lower inventory reserves also contributed to the improvement in 1994 operating income.

Other Regions

Mexico's seed corn operating income was down slightly from 1993. Unit sales increased on reduced acreage. However, higher provisions for inventory reserves and increased selling costs offset the margins on these sales.

In South America, operating income increased as a result of higher selling prices and market share gains in Brazil and Argentina, combined with a market share gain in Chile. Operating income in Brazil rose approximately $5 million, operating income in Argentina improved nearly $3 million, and Chile operations improved approximately $1 million. In addition, Chile and Argentina continued to significantly benefit the North American business through off-season seed corn production. Off-season production supplied 796,000 corn units to the Northern Hemisphere at a cost lower than previous years. This improved margins while supplying our customers with our products in the highest demand.

Soybean Seed

Operations in North America accounted for all of the worldwide soybean seed operating income in 1994. In North America, an increase in the average sales price per unit improved operating results $5 million. Increased unit sales contributed another $1 million to operating results over 1993. However, higher commodity prices increased the cost of seed produced in 1993 reducing 1994 operating results $5 million. Fixed selling and general and administrative expenses for soybean seed in North America increased $1 million, accounting for most the remaining change in operating income from 1993.

Other Products

Other products sales continued to show improvement in 1994. While these products generate positive contributions, they did not cover all of the allocated costs. However, all these costs would not be eliminated in the event these products were discontinued.

Corporate Items

In 1994, indirect general and administrative expenses grew $9 million, or 15 percent from the previous year. Compensation, information management costs, and other employee related costs account for most of the increase.

Net financial income totaled $3 million in 1994 compared to net financial expense of $6 million in 1993. Higher cash receipts on sales allowed the Company to increase investment income and reduce interest expense. Interest expense was lowered by internal funding of international operations.

The worldwide effective tax rate for 1994 was 38.5 percent compared to 39.1 percent in 1993. The effective rate in 1994 decreased primarily due to the effect of taxes on foreign earnings.

Restructuring and Settlements

On July 13, 1994,  the U.S.  Circuit  Court of Appeals  affirmed a prior court's decision in the Company's lawsuit against Holden Foundation Seeds, Inc., awarding Pioneer damages for lost profits from the misappropriation of germplasm. In August, the Company received the settlement plus interest totaling $52 million. The Company also incurred $7 million of additional restructuring charges. The charges reflect $4 million of costs incurred in 1994 to complete the divestment of the Egyptian Edible Oil business and $3 million for other operations. We believe all expenses related to these restructurings have been incurred and remaining reserves are not material.

In 1993, the Company incurred $54 million in restructuring charges from closing and redefining most of its operations in Africa and the Middle East.

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

Historically, the Company has financed growth through earnings. Cash provided by operating activities was $140 million in 1995, compared to $331 million and $176 million in 1994 and 1993, respectively. Higher inventory levels and a decrease in accounts payable and accruals contributed to the decrease in current year cash provided by operating activities. In addition, cash flow in 1994 was favorably impacted by the settlement and collection of damages on the Holden suit. Collections on increased sales were largely responsible for the high levels of cash provided by operating activities for 1994. Cash provided by operating activities is expected to increase in 1996 based on increased seed sales and lower inventory levels.

Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at August 31, 1995, totaled $58 million, a $44 million increase from 1994 and $6 million lower than 1993. The collection of damages on the Holden suit during August of 1994 allowed for lower levels of borrowing at year end. In 1995, short-term borrowings peaked at $217 million compared to $164 million and $255 million in 1994 and 1993, respectively.

In 1995, short-term domestic investments peaked at $257 million compared to $326 million and $212 million in 1994 and 1993, respectively. Short-term investments are made through a limited number of reputable institutions after evaluation of investment procedures and credit quality. Pioneer invests in only high-quality short-term securities, primarily commercial paper. Individual securities must meet credit quality standards, and the portfolios are monitored to ensure diversification among issuers.

The Company believes the domestic lines of credit available in 1996 are sufficient to meet domestic borrowing needs. The revolving line of credit agreements expire August, 2000. The Company also has a seasonal revolving credit facility to meet peak borrowing needs which expires August, 1996.

The Company also has a $100 million private medium-term note program of which $50 million was available at August 31, 1995. The medium-term note matures in February, 1996 and is expected to result in increased levels of short-term debt. At year end, cash and cash equivalents totaled $84 million, down from $135 million at August 31, 1994. It is the Company's policy to repatriate excess funds not required for operating capital or to fund asset purchases.

Capital expenditures, including business and technology acquisitions, were $86 million in 1995 compared to $79 million in 1994 and $107 million in 1993. In 1993, total expenditures were higher principally due to expanded production capacity, additional research facilities, and technology acquisitions. Capital expenditures for 1996 are expected to be approximately $120 million, and will be funded through earnings. In addition, the Company expects to invest approximately $51 million in 1996 as part of a proposed research collaboration with Mycogen Corporation.

Dividends paid in July of 1995 increased to $.20 per share, up 18 percent from the $.17 per share dividend paid the prior three quarters. The Company's dividend policy is to annually pay out 40 percent of a four-year rolling average of earnings.

During 1995, 2.8 million shares of the Company's stock were repurchased under a Board authorized repurchase plan at a total cost of $100 million. At August 31, 1995, authorized shares remaining to be purchased under the plan totaled 700,000. On September 12, 1995, the Board of Directors authorized the repurchase of an additional three million shares of the Company's stock.

Effects of Inflation

Inflation typically is not a major factor in the Company's operations. The cost of seed products is largely influenced by seed field yields and commodity prices which are not impacted by inflation. Costs normally impacted by inflation -- wages, transportation, and energy -- are a relatively small part of the total operations.

                                      EXHIBIT 13

INDEPENDENT AUDITORS' REPORT

To the Shareholders
Pioneer Hi-Bred International, Inc.
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Hi-Bred
International, Inc. and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other postretirement benefits in 1993.

KPMG Peat Marwick LLP


Des Moines, Iowa
October 13, 1995


Consolidated Statements of Income

                          Years Ended August 31,  1995          1994         1993
---------------------------------------------------------------------------------
(In millions, except per share amounts)

Net sales                                      $1,532        $1,479       $1,343

Operating costs and expenses:
   Cost of goods sold                          $  642        $  606       $  538
   Research and product development               130           114          105
   Selling                                        354           335          308
   General and administrative                     126           123          113
   Restructuring and settlements                    -           (45)          54
                                               $1,252        $1,133       $1,118

   Operating income                            $  280        $  346       $  225
Investment income                                  23            19           17
Interest expense                                  (13)          (11)         (18)
Net exchange gain (loss)                            1            (5)          (5)

   Income before items below                   $  291        $  349       $  219

Provision for income taxes                       (106)         (134)         (86)
Minority interest and other                        (2)           (2)           4

   Income before cumulative effect of
     accounting change                         $  183        $  213       $  137

Cumulative effect of accounting change,
   net of income taxes of $11                       -             -          (17)

   Net income                                  $  183        $  213       $  120

Income per common share:
   Income before cumulative effect of
     accounting change                         $ 2.16        $ 2.40       $ 1.53
   Cumulative effect of accounting change, net                              (.19)

   Net income                                  $ 2.16        $ 2.40       $ 1.34

Average shares outstanding                         85            89           90

See Notes to Consolidated Financial Statements.


Consolidated Balance Sheets

ASSETS                             August 31,       1995           1994
-----------------------------------------------------------------------
(In millions)
CURRENT ASSETS
   Cash and cash equivalents                      $   84        $   135
   Receivables:
     Trade                                           163            161
     Other                                            46             32
   Inventories                                       426            359
   Prepaid expenses                                    2              3
   Deferred income taxes                              49             52

     Total current assets                         $  770        $   742

LONG-TERM ASSETS                                  $   41        $    38

PROPERTY AND EQUIPMENT
   Land and land improvements                     $   61        $    59
   Buildings                                         331            330
   Machinery and equipment                           481            438
   Construction in progress                           37             29
                                                  $  910        $   856
   Less accumulated depreciation                     438            398
                                                  $  472        $   458


INTANGIBLES                                       $   10        $    15

                                                  $1,293        $ 1,253

See Notes to Consolidated Financial Statements.


Consolidated Balance Sheet

LIABILITIES AND SHAREHOLDERS' EQUITY   August 31,       1995        1994
------------------------------------------------------------------------
(In millions)

CURRENT LIABILITIES
   Short-term borrowings                              $   58     $    14
   Current maturities of long-term debt                   53           1
   Accounts payable, trade                                58          80
   Accrued compensation                                   45          54
   Income taxes payable                                   23          31
   Other                                                  43          52

    Total current liabilities                         $  280     $   232


LONG-TERM DEBT                                        $   18     $   66

DEFERRED ITEMS, primarily income taxes and
  retirement benefits                                 $   75     $   67

CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES                     $    7     $    7

SHAREHOLDERS' EQUITY
   Capital stock:
    Preferred, authorized 10,000,000 shares;
      issued none                                     $    -     $    -
    Common, $1 par value; authorized 150,000,000
      shares; issued 92,693,578 shares                    93         93
   Additional paid-in capital                             18         15
   Retained earnings                                   1,118        995
   Cumulative translation adjustment                       1         (3)

                                                      $1,230     $1,100
   Less:
    Cost of common shares acquired for the treasury,
      1995-- 9,206,749 shares; 1994-- 6,479,089 shares  (303)      (207)
    Unearned compensation                                (14)       (12)


                                                      $  913     $  881

                                                      $1,293     $1,253




See Notes to Consolidated Financial Statements.


Consolidated Statements of Cash Flows

                          Years Ended August 31,  1995          1994         1993
---------------------------------------------------------------------------------
(In millions)

   CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                      $  183     $    213     $   120
    Noncash items included in net income:
    Depreciation                                        61           60          52
    Amortization                                        13           15          13
    Restructuring of operations                          -            3          38
    Cumulative effect of accounting change               -            -          17
    Provision for doubtful accounts                      2            5           8
    Loss on disposal of assets                           1            2           1
    Foreign currency exchange losses                     2            4           6
    Other noncash items                                  4           (8)         (6)
   Change in assets and liabilities, net:
    Receivables                                        (20)         (31)        (27)
    Inventories                                        (68)          26         (64)
    Accounts payable and accrued expenses              (39)          23          15
    Income taxes payable                                (8)          12          (5)
    Other assets and liabilities                         9            7           8

    Net cash provided by operating activities      $   140     $    331     $   176

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                    $     6     $      6     $    32
   Payments received on notes receivable                 6            9          12
   Disbursements for notes receivable                   (4)          (6)        (10)
   Capital expenditures                                (86)         (79)       (100)
   Other, net                                           (4)          (8)         (5)

    Net cash used in investing activities          $   (82)    $    (78)    $   (71)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net short-term borrowings (payments)             $   45     $    (47)    $   (19)
   Proceeds from long-term borrowings                    5            3           1
   Principal payments on long-term borrowings           (2)          (5)         (7)
   Purchase of common stock                           (100)        (113)        (26)
   Cash dividends paid                                 (60)         (52)        (45)

    Net cash used in financing activities          $  (112)    $   (214)    $   (96)

Effect of foreign currency exchange rate
   changes on cash and cash equivalents            $     3     $      -     $   (14)
Effect of change in year-end of the Company's
   international subsidiaries on cash and cash
   equivalents                                     $     -     $      4     $     -
    Net increase (decrease) in cash and cash
      equivalents                                  $   (51)    $     43     $    (5)
Cash and cash equivalents, beginning                   135           92          97

CASH AND CASH EQUIVALENTS, ENDING                  $    84     $    135     $    92


See Notes to Consolidated Financial Statements.


Consolidated Statements of Shareholders' Equity

                          Years Ended August 31,      1995         1994        1993
-------------------------------------------------------------------------------------
(In millions)

COMMON STOCK
   Balance, beginning and ending                    $   93     $     93     $    93

ADDITIONAL PAID-IN CAPITAL
   Balance, beginning                               $   15     $     13     $    14
    Common stock issued from treasury for
       restricted stock plan                             1            1          (1)
    Tax benefits related to restricted stock plan        2            1           -
   Balance, ending                                  $   18     $     15     $    13

RETAINED EARNINGS
   Balance, beginning                               $  995     $    835     $   760
    Net income                                         183          213         120
    Change in reporting period of internationa
       subsidiaries                                      -          (1)           -
    Cash dividends on common stock (1995 -- $.71
      per share; 1994-- $.59 per share; 1993--
      $.5 per share)                                   (60)         (52)        (45)
   Balance, ending                                  $1,118     $    995     $   835


CUMULATIVE TRANSLATION ADJUSTMENT
   Balance, beginning                               $   (3)    $     (7)    $    20
    Current translation adjustment                       4            4         (27)
   Balance, ending                                  $    1     $     (3)    $    (7)


TREASURY STOCK
   Balance, beginning                               $ (207)    $    (97)    $   (79)
    Purchase of common stock for the treasury
      (1995-- 2,844,209 shares; 1994 -- 3,325,200
         shares; 1993 -- 1,056,000 shares)            (100)        (113)        (26)
    Common stock issued for restricted stock plan,
      net of forfeitures and stock used to satisfy
      withholding taxes (1995 -- 116,549 shares;
      1994 -- 97,336 shares; 1993-- 223,895 shares)      4            3           8
   Balance, ending                                  $ (303)    $   (207)    $   (97)

UNEARNED COMPENSATION
   Balance, beginning                               $  (12)    $    (12)    $    (9)
    Net additions of common stock to restricted
      stock plan                                        (8)          (4)         (7)
    Amortization of unearnced compensation               6            4           4
   Balance, ending                                  $  (14)    $    (12)    $   (12)


TOTAL SHAREHOLDERS' EQUITY AT YEAR END              $  913     $    881     $   825



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

           Receivables:

              Receivables are stated net of an allowance for doubtful accounts of $19 million and $21 million at August 31, 1995 and 1994, respectively.

           Inventories

              Inventories are valued at the lower of cost  (first-in,  first-out
              method)  or  market.   Gains  or  losses  on   commodity   hedging
              transactions are included as a component of inventory.

           Property and equipment:

              Property and equipment is recorded at cost, net of an allowance for loss on plant closings of $9 million and $5 million at August 31, 1995 and 1994, respectively. Depreciation is computed primarily by the straight-line method over estimated service lives of two to 40 years.

           Intangibles:

              Intangible assets are stated at amortized cost and are being amortized by the straight-line method over one- to twenty-year periods, with the weighted-average amortization period approximating 7.6 years for the year ended August 31, 1995. Accumulated amortization of $32 million and $26 million at August 31, 1995 and 1994, respectively, have been netted against these assets.

           Basis of accounting:

              Subsidiary and asset acquisitions are accounted for by the purchase method.

           Translation of foreign currencies and foreign exchange hedging:

              All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. Translation gains and losses are not included in determining net income but are accumulated as a separate component of shareholders' equity. However, for subsidiaries considered to be operating in highly inflationary countries and for certain other subsidiaries, the U.S. dollar is the functional currency, and translation gains and losses are included in determining net income. Foreign currency transaction gains and losses are included in determining net income.

              The Company uses a combination of forward foreign exchange contracts and foreign currency option contracts to hedge open foreign denominated payables and receivables and also to hedge firm sales and purchase commitments with its foreign subsidiaries. Unrealized gains and losses on hedges of existing foreign denominated payables or receivables are included in other assets or liabilities and are recognized in net exchange gain (loss) in conjunction with the revaluation of the foreign currency denominated transaction. Unrealized gains and losses related to qualifying hedges of firm sales and purchase commitments are deferred and recognized in income when the future sales or purchases are recognized or immediately if the commitment is canceled. Option premiums paid are amortized to income over the life of the contract.

           Income taxes:

              Income taxes are computed in accordance with SFAS No. 109. Deferred income taxes have been provided on temporary differences in the financial statement and income tax bases of certain assets and liabilities.

              Deferred income taxes have not been provided on the undistributed earnings or the cumulative translation adjustment of the foreign subsidiaries to the extent the Company intends to reinvest such undistributed earnings indefinitely or to repatriate them only to the extent that no additional income tax liability is created. The cumulative amount of the undistributed net income and translation adjustment of such subsidiaries is approximately $169 million at August 31, 1995. The Company files consolidated U.S. Federal income tax returns with its domestic subsidiaries; therefore, no deferred income taxes have been provided on the undistributed earnings of those subsidiaries.

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

           Other postretirement benefits:

              The Company sponsors a health care plan and a life insurance plan which provide benefits to eligible retirees. The Company's contribution is based on age and years of service at retirement. The health insurance plan contains the cost-sharing features of coinsurance and/or deductibles. The life plan is paid for by the Company. Benefits under both plans are based on eligibility status for pension and length of service. Substantially all of the Company's U.S. and Canadian full-time employees may become eligible for these benefits upon reaching age 55 and having worked for the Company at least five years.

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

           Restricted stock plans:

              The Company amortizes as compensation expense the cost of stock acquired for the restricted stock plans by the straight-line method over the five-year restriction period.

Note 2. Inventories

           The composition of inventories is as follows:
                                      August 31,          1995          1994
----------------------------------------------------------------------------
           (In millions

           Finished seed                              $    280       $   164
           Unfinished seed                                 140           190
           Supplies and other                                6             5
                                                      $    426       $   359

           Unfinished  seed  represents  the  Company's  cost  of  parent  seed, detasseling and roguing labor, and certain other production costs incurred by the Company to produce its seed supply. Much of the balance of the labor, equipment, and production costs associated with planting, growing, and harvesting the seed is supplied by independent growers who contract specific acreage for the production of seed for the Company. The compensation of the independent growers is determined based upon yield, contracted acreage, and commodity prices. The commitment for grower compensation is accrued as seed is delivered to the Company. Accrued grower compensation was $6 million and $19 million at August 31, 1995 and 1994, respectively.

           The Company uses commodity futures and options to hedge grower compensation costs. At August 31, 1995 and 1994, the Company had futures contracts with brokers on notional quantities amounting to seven million bushels and 17 million bushels, respectively for corn, and five million bushels and two million bushels, respectively for soybeans. At August 31, 1995, unrealized gains on these contracts were $2 million.

Note 3. Current Borrowings, Lines of Credit, Long-Term Debt, and
        Guarantees

           At August 31, 1995, the Company had domestic lines of credit totaling $250 million available to be used as support for the issuance of the Company's commercial paper. Commercial paper outstanding at August 31, 1995, totaling $43 million, bears interest at an average rate of
           5.85 percent. There was no commercial paper outstanding at August 31, 1994.

           In addition, the Company's foreign subsidiaries have lines of credit and direct borrowing agreements totaling $48 million, substantially all of which are unsecured. At August 31, 1995, short-term borrowings of $15 million were outstanding under these lines of credit at a weighted average interest rate of 17.8 percent. At August 31, 1994, short-term borrowings of $14 million were outstanding under foreign subsidiary lines of credit at a weighted average interest rate of
           14.4 percent.

           The Company has in place a $100 million private medium-term note program of which $50 million is outstanding at August 31, 1995. The note is unsecured and bears interest at 8.5 percent with payment due in 1996.

           The remaining long-term debt at August 31, 1995, bears interest at varying rates and requires annual principal payments through fiscal 2001. The maturities of long-term debt for the next five fiscal years, in millions, are as follows: $53; $8; $3; $1; and $0.2.

           The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At August 31, 1995, such guarantees totaled approximately $23 million.

Note 4. Income Taxes

           The provision for income taxes is based on income before income taxes as follows:

                      Years Ended August 31,      1995          1994         1993
---------------------------------------------------------------------------------
           (In millions)

           United States                        $   198       $  272       $   215
           Foreign                                   93           77             4
                                                $   291       $  349       $   219

           The   provision  for  income  taxes  is  composed  of  the  following components:

                       Years Ended August 31,     1995          1994         1993
---------------------------------------------------------------------------------
           (In millions)

           Current:
             Federal                            $    59       $  101       $   59
             State                                   10           15           10
             Foreign                                 36           29           25
                                                $   105       $  145       $   94
           Deferred:
             Federal                            $     4       $  (12)      $   (6)
             State                                    -           (2)          (1)
             Foreign                                 (3)           3           (1)
                                                $     1       $  (11)      $   (8)
                                                $   106       $  134       $   86


           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant portions of the deferred tax assets and deferred tax liabilities at August 31, 1995 and 1994, are presented below:

                                   August 31,     1995          1994
---------------------------------------------------------------------
           (In millions)

          Deferred tax assets:
             Allowance for doubtful accounts   $     6        $     6
             Inventories                            23             25
             Benefits/compensation                  32             28
             Deferred profit                        10             10
             Net operating loss carryforwards        8              9
             Other carryforwards                     1              1
             Other                                   9             10
               Total gross deferred tax asset  $    89        $    89
               Less valuation allowance            (11)           (11)
               Total deferred tax asset        $    78        $    78
           Deferred tax liabilities:
             Property and equipment            $   (41)       $   (39)
             Other                                  (1)            (2)
               Total deferred tax liability    $   (42)       $   (41)
               Net deferred tax asset          $    36        $    37


           The net operating loss carryforwards result from various international subsidiaries. The expiration of these net operating losses range from 1996 to indefinite. Utilization of these losses is dependent upon earnings generated in the respective subsidiaries. A valuation allowance for the losses has been set up where appropriate.

           There was no change in the total valuation allowance for the year ended August 31, 1995. The net change in the total valuation allowance for the year ended August 31, 1994, was a decrease of $3 million.

           Following is a reconciliation of the statutory U.S. Federal income tax rate to the Company's actual worldwide effective income tax rate.

                                                     1995         1994          1993
------------------------------------------------------------------------------------
           Statutory U.S. Federal income tax rate   35.0%         35.0%        34.7%
           State income taxes, net of Federal
             income tax benefit                      2.4           2.5          2.6
           Effect of taxes on foreign earnings      (0.9)          1.8          6.7
           Foreign Sales Corporation                (0.7)         (1.1)        (1.5)
           Other                                     0.7           0.3         (3.4)
           Actual effective income tax rate         36.5%         38.5%        39.1%

Note 5. Pension Plans and Other Postretirement Benefits

           Qualified pension plans:
           The components of pension cost expensed under qualified defined benefit pension plans for the years ended August 31, 1995, 1994, and 1993, consisted of the following:

                                                  1995          1994          1993
-----------------------------------------------------------------------------------
           (In millions)

           Service cost                        $     7        $    6        $    5
           Interest cost on projected benefit
             obligation                             11             9             9
           Actual return on plan assets            (12)          (11)          (10)
           Net amortization and deferral            (1)           (1)           (1)
           Pension expense                     $     5        $    3        $    3

           The following table sets forth the plans' funded status as of June 30, 1995 and 1994, respectively:

                                                            1995           1994
--------------------------------------------------------------------------------
           (In millions

           Actuarial present value of benefit obligations:
             Vested benefit obligation                     $   96       $    88
             Accumulated benefit obligation                $  102       $    94

           Plan assets at fair value, primarily stocks
             and bonds                                     $  158       $   131
           Projected benefit obligation                       147           132
           Plan assets in excess of (less than) projected
              benefit obligation                           $   11       $    (1)                                              (1)
           Unrecognized net loss                                9            20
           Unrecognized prior service cost                      2             3
           Unrecognized transition asset, net
             (recognized over 16 years)                       (10)          (12)
           Pension asset                                   $   12       $    10


           Plan assets include common stock of the Company of $11 million and $8 million at June 30, 1995 and 1994, respectively.

           In determining the present value of benefit obligations, a discount rate of eight percent was used in 1995 and 1994. The expected long-term rate of return on plan assets used was nine percent and the assumed rate of increase in compensation levels used was 6.5 percent in both years.

           Non-qualified pension plans:
           The components of pension cost expensed under non-qualified pension plans for the years ended August 31, 1995, 1994, and 1993, consisted of the following:

                                                  1995          1994          1993
----------------------------------------------------------------------------------
           (In millions)

           Service cost                        $     2        $    1        $    1
           Interest cost on projected benefit
             obligation                              3             2             1
           Net amortization and deferral             1             1             -
           Pension expense                     $     6        $    4        $    2

           The following table sets forth the plans' funded status as of August 31, 1995 and 1994, respectively:

                                                  1995          1994
--------------------------------------------------------------------
           (In millions)
           Actuarial present value of benefit
             obligations:
             Vested benefit obligation         $     7        $    3
             Accumulated benefit obligation    $     8        $    3

           Plans' assets at fair value         $     -        $    -
           Projected benefit obligation             39            22
           Plans' assets (less than) projected benefit
             obligation                        $   (39)       $  (22)
           Unrecognized net loss                    10             6
           Unrecognized prior service cost          11             3
           Unrecognized transition asset, net        1             1
           Pension liabilities                 $   (17)       $  (12)

           In determining the present value of benefit obligations, a discount rate of eight percent was used in 1995 and 1994. The assumed rate of increase in compensation levels used was eight percent in both years.

           Other postretirement benefit plans:
           The components of postretirement benefits cost expensed for the years ended August 31, 1995, 1994, and 1993, consist of the following components:

                                                  1995          1994          1993
-----------------------------------------------------------------------------------
           (In millions)

           Service cost-- benefits earned during
             the year                             $    2        $    2      $   1
           Interest cost on accumulated
              postretirement benefit obligation        2             3          2
           Return on assets                            -             -          -
           Net amortization and deferral               -             1         29
           Other postretirement benefits cost     $    4        $    6      $  32

           The following table sets forth the plans' funded status as of August 31, 1995 and 1994, respectively:

                                                      1995          1994
------------------------------------------------------------------------
           (In millions)

           Accumulated postretirement benefit obligation:
            Retirees                               $    12       $     8
           Other fully eligible plan participants        7             7
           Other active plan participants               17            23
                                                   $    36       $    38
           Plans' assets at fair value                   -             -
           Accumulated postretirement benefit obligation
             in excess of plans' assets            $    36       $    38
           Unrecognized prior service cost               1             -
           Unrecognized net loss                         -            (4)
           Accrued postretirement benefits cost    $    37       $    34

           For 1995 and 1994, the discount rate used in determining the accumulated postretirement benefit obligation was eight percent. An 11 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994. This rate was assumed to decrease gradually to six percent in the year 2004 and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of August 31, 1995, by approximately $5 million and the total of the service and interest cost components of net postretirement health care cost for the year then ended, by approximately $1 million.

Note 6. Financial Instruments

           Foreign exchange:

           The Company uses foreign currency hedge instruments to reduce the effect of exchange rate fluctuations on the U.S. dollar value of cash flows of foreign operations and reported earnings. The main financial instruments used are foreign exchange forward contracts, purchased foreign currency options, and cross currency swaps. In some countries, foreign currency hedge instruments are not available or are cost prohibitive. The exposures in these countries are addressed through managing net asset positions and borrowing in local currency or investing in U.S. dollars.

           While the hedge instruments are subject to risk of loss from exchange rate movement, these losses would generally be offset by expected gains in the U.S. dollar value of foreign sales and/or cash flows. The Company does not trade these instruments with the objective of earning financial gains on the exchange rate price fluctuations alone, nor does it trade in currencies for which there are no underlying exposures.

           The notional amounts for contracts in place at August 31, 1995 and 1994, are shown in the following table in U.S. dollars. These contracts generally mature in less than one year.



                                  August 31,        1995           1994
------------------------------------------------------------------------
           (In millions)

           Forwards                               $  129        $    85
           Options Purchased                          18             15
           Swaps                                      34              -
                                                  $  181        $   100

           At August 31, 1995, deferred unrealized gains from hedging firm purchase and sale commitments, based on broker quoted prices, were $1 million and deferred unrealized losses were $3 million.

           Credit risk:
           The Company's financial instruments subject to credit risk are primarily trade accounts receivable, cash and cash equivalents, and foreign currency exchange contracts. The Company is exposed to credit risk of non-performance by counterparties. Generally, the Company does not require collateral or other security to support customer receivables or foreign currency exchange contracts. The counterparties to the Company's hedge instruments are major financial institutions. The Company evaluates the credit worthiness of the counterparties to hedge instruments and has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

           The Company had the following significant concentrations of trade accounts receivables and cash and cash equivalents subject to credit risk:

                                  August 31,        1995           1994
-----------------------------------------------------------------------
           (In millions)
           United States                          $   92        $   163
           Italy                                  $   57        $    47
           Central Europe and CIS                 $    8        $     5

           Within the United States, the majority of the Company's business is conducted with individual farm operators located throughout the country. The majority of the Company's business in Italy is transacted with distributors and cooperatives. In Central Europe and the Commonwealth of Independent States (CIS), the Company conducts business primarily with government-sponsored companies and agencies.

           Fair value:

           The Company estimated the fair value of its financial instruments by discounting the expected future cash flows using the current interest rates which would apply to each class of financial instruments, except for foreign currency contractsfor which quotes from brokers were used.

           The fair value of cash equivalents, receivables, short-term borrowings, and foreign currency contracts approximates carrying value. The fair value of long-term debt at August 31, 1995, is approximately $65 million compared to its carrying value of $71 million.

Note 7. Restructuring And Settlements

           On July 13, 1994, the U.S. Circuit Court of Appeals affirmed a prior court's decision in its suit against Holden Foundation Seeds, Inc., awarding Pioneer damages for lost profits from the misappropriation of germplasm. In August 1994, the Company received the settlement plus interest totaling approximately $52 million. During 1994, the Company also incurred $7 million of additional restructuring charges. The charges reflect $4 million of costs incurred in 1994 to complete the divestment of the Egyptian Edible Oil business and $3 million for other operations.

           Operating results in 1993 include $54 million in provisions for costs associated with restructuring operations in Africa and the Middle
           East. The Company recorded reserves on accounts receivable, inventory, and long-term assets and provided for the estimated costs of closing and redefining most of the operations in this region. These charges included writing off 100 percent of the Company's investment in its Egyptian Edible Oil business.

           We believe all expenses related to the restructuring of operations have been incurred and remaining reserves are not material.

Note 8. Capital Stock

           Stock plans:

           The Company has restricted stock plans under which 879,596 shares of the Company's common stock are held by the Company for key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the date of grant other than as a result of retirement, death, or disability. The maximum number of shares authorized for grant under these plans is 5,250,000 shares of which 2,063,745 had been granted as of August 31, 1995.

           On September 12, 1995, the Board of Directors approved a stock option plan subject to shareholder approval. The plan authorizes options covering three million shares to be granted to officers of the Company.

           Voting rights:

           Generally, each share of common stock is entitled to five votes per share if the share has been beneficially owned continuously by the same person for a period of 36 consecutive months preceding the record date for the relevant shareholders' meeting; and, all other shares are entitled to one vote per share.

           Share repurchase:

           At August 31, 1995, shares remaining to be purchased under a Board authorized repurchase plan totaled 700,000. On September 12, 1995, the Board of Directors authorized the repurchase of an additional three million shares of the Company's stock.

Note 9. Geographic Data
        Certain financial information concerning the Company's domestic and foreign operations is as follows:

                      Years Ended August 31,       1995         1994          1993
---------------------------------------------------------------------------------
(In millions)

 Net sales (by source):
   United States                                $ 1,271       $1,270       $1,092
   Europe                                           349          249          282
   Other                                            189          190          184
    Total sales                                 $ 1,809       $1,709       $1,558
   Less intergeographical sales, primarily
     United States                                  277          230          215
                                                $ 1,532       $1,479       $1,343
 Operating income (by source):
   United States                                $   269       $  341       $  271
   Europe                                            53           33           20
   Other                                             31           40           (7)
                                                $   353       $  414       $  284
   Indirect general and administrative expense      (73)         (68)         (59)
                                                $   280       $  346       $  225
 Identifiable assets at August 31:
   United States                                $   736       $  668       $  671
   Europe                                           212          197          204
   Other                                            210          201          214
                                                $ 1,158       $1,066       $1,089
   Corporate                                        135          187          132
                                                $ 1,293       $1,253       $1,221
 Export Sales:
   Primarily Europe                             $    15       $   18       $   25


Note 10. Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 1995 is as follows:

Three Months Ended             November 30    February 28    May 31        August 31
------------------------------------------------------------------------------------
(In millions, except per share amounts)

Net sales                         $   69       $   277        $ 1,049       $   137
Gross profit                      $    2       $   104        $   632       $    21
Net income (loss)                 $  (48)      $     9        $   272       $   (50)
Net income (loss) per common
   share(1)                       $ (.57)      $   .11        $  3.23       $  (.59)
Cash dividends per common
   share(1)                       $  .17       $   .17        $   .17       $   .20

Summarized unaudited quarterly financial data for 1994 is as follows:

Three Months Ended             November 30   February 28     May 31        August 31
----------------------------------------------------------------------------------
(In millions, except per share amounts

Net sales                         $   67       $   250        $ 1,038       $   124
Gross profit                      $    4       $   113        $   615       $    27
Net income (loss)                 $  (44)      $    17        $   260       $   (20)
Net income (loss) per common
   share(1)                       $ (.49)      $   .19        $  2.94       $  (.23)
Cash dividends per common share(1)$  .14       $   .14        $   .14       $   .17

(1) As a result of rounding, the total of the four quarters' earnings and cash dividends per share may not equal the earnings and cash dividends per share for the year.

Note 11.   SUPPLEMENTAL CASH FLOW INFORMATION

           Certain financial information concerning the Consolidated Statements of Cash Flows is as follows:

                             Years Ended August 31,          1995         1994        1993
------------------------------------------------------------------------------------------
           (In millions)


           Cash payments:
               Interest                                   $    13      $    13     $    19
               Income taxes                               $   117      $   145     $   114


Note 12. Subsequent Events

           On September 18, 1995, the Company and Mycogen Corporation announced they had signed a Memorandum of Understanding to pursue an agreement in which Pioneer would make an investment in Mycogen and the two companies would create a research collaboration.

           The proposed investment by Pioneer would total $51 million, of which, $30 million would be for the purchase of three million shares of Mycogen common stock and the remainder would be funding for the research collaboration.

                                      EXHIBIT 21


                          PIONEER HI-BRED INTERNATIONAL, INC.
                            SUBSIDIARIES OF THE REGISTRANT

The following are all of the subsidiaries of the Registrant, and are included in its audited consolidated financial statements filed with its Annual Report on Form 10-K for the fiscal year ended August 31, 1995. Each subsidiary listed is wholly-owned by the Registrant or one of the Registrant's wholly owned subsidiaries, except as otherwise indicated.

               Subsidiary                                          Place of
                                                                Incorporation

Subsidiaries of the Registrant:
        The Advantage Corp                                           U.S.A.
        Green Meadows, Ltd.                                          U.S.A.
        PHI Communications Company, Inc.                             U.S.A.
        PHI Financial Services, Inc.                                 U.S.A.
        PHI Insurance Co.                                            U.S.A.
        PHI Insurance Services, Inc.                                 U.S.A.
        PHI Mexico, SA de CV (99%)                                   Mexico
        PHI Specialty Products                                       U.S.A.
        Pioneer Hi-Bred Australia, Pty. Ltd.                         Australia
        Pioneer Hi-Bred FSC Ltd. (0.45%)                             Jamaica
        Pioneer Hi-Bred Limited                                      Canada
        Pioneer Hi-Bred Production, Ltd.                             Canada
        Pioneer Hi-Bred Puerto Rico, Inc.                            U.S.A.
        Pioneer Maghreb S.A. (99.9%)                                 Morocco
        Pioneer Overseas Corporation                                 U.S.A.
        Pioneer Sementes Ltda. (74.39%)                              Brazil
        Pioneer Vegetable Genetics, Inc.                             U.S.A.
        Pioneer Vegetable Genetics, Ltd                              Israel
        Semillas Pioneer Chile Ltda. (99.74%)                        Chile
        Semillas Pioneer Colombia S.A. (1.5%)                        Colombia
        Semillas Pioneer, S.A.                                       Spain

                                      EXHIBIT 21


                            SUBSIDIARIES OF THE REGISTRANT

               Subsidiary                                            Place of
                                                                  Incorporation

Subsidiaries of Pioneer Overseas  Corporation,
 a wholly owned subsidiary of the Registrant:
        Agri-Genetic Realty, Inc. (30%)                           Philippines
        Ethiopian Pioneer Hi-Bred Seeds, Inc. JV (76.91%)         Ethiopia
        Grainfield Co., Ltd. (35%)                                Thailand
        Hibridos Pioneer de Mexicanos S.A. de C.V.                Mexico
        MISR Pioneer Seeds Company S.A.E. (80.39%)                Egypt
        P. T. Pioneer Hibrida Indonesia (80%)                     Indonesia
        Part Agri SARL (50%)                                      France
        PHI Genetics (Proprietary) Limited                        South Africa
        PHI Hi-Bred (Proprietary) Limited                         South Africa
        PHI Seeds Proprietary Ltd. (99.99%)                       Botswana
        Pioneer Argentina, S.A.                                   Argentina
        Pioneer France Mais S.A. (99.44%)                         France
        Pioneer Genetique S.A.R.L. (99%)                          France
        Pioneer Hi-Bred Agricultural Technologies, Inc.(80%)      Philippines
        Pioneer Hi-Bred Benelux B.V.                              Netherlands
        Pioneer Hi-Bred Europe, Inc.                              U.S.A.
        Pioneer Hi-Bred FSC Ltd. (99.55%)                         Jamaica
        Pioneer Hi-Bred Italia S.p.A. (90%)                       Italy
        Pioneer Hi-Bred Japan Co., Ltd. (52%)                     Japan
        Pioneer Hi-Bred Korea, Inc.                               U.S.A.
        Pioneer Hi-Bred Magyarorszag Kft. (90%)                   Hungary
        Pioneer Hi-Bred S.A.R.L. (99.8%)                          France
        Pioneer Hi-Bred Seeds Agro S.R.L.                         Romania
        Pioneer Hi-Bred Sementes de Portugal, S.A. (99.96%)       Portugal
        Pioneer Hi-Bred Thailand Co., Ltd. (94.5%)                Thailand
        Pioneer Holding Company Ltd.                              Turks & Caicos
        Pioneer Overseas Corporation (Thailand) Ltd.(99.96%)      Thailand
        Pioneer Overseas Research Corporation                     U.S.A.
        Pioneer Pakistan Seed Limited (24%)                       Pakistan
        Pioneer Saaten GmbH                                       Austria
        Pioneer Saaten GmbH                                       Germany
        Pioneer Seed Company (Zimbabwe) (Pvt.) Ltd. (95%)         Zimbabwe
        Pioneer Seed Holding Nederland B.V.                       Netherlands
        Pioneer Seeds, Inc.                                       U.S.A.
        Pioneer Semena Holding GmbH (99%)                         Austria
        Pioneer Sementes Ltda. (25.61%)                           Brazil
        Pioneer Sjeme D.O.O. (10%)                                Croatia
        Pioneer Tohumculuk A.S. (99.96%)                          Turkey
        Pioneer Trading Ltd. (51%)                                Turks & Caicos
        Semillas Hibridas Pioneer S.A. (75%)                      Colombia
        Semillas Pioneer Chile Ltda. (.26%)                       Chile
        Semillas Pioneer Colombia, S.A. (94%)                     Colombia
        Semillas Pioneer de Venezuela C.A.                        Venezuela
        SPIC PHI Seeds Inc. (40%)                                 India
        Swazi-American (PHI) Seeds, Ltd. (70%)                    Swaziland
        Ukranian-American Russian Zorya-Nassinya (33.33%)         CIS

                                      EXHIBIT 21


                            SUBSIDIARIES OF THE REGISTRANT

               Subsidiary                                          Place of
                                                               Incorporation

Subsidiaries  of  Green  Meadows,   Ltd.,
    a  wholly  owned  subsidiary  of  the Registrant:
        Green Meadows Development Board                           U.S.A.
        Iowa India Investments Company Ltd.                       U.S.A.
        PHI Mexico, SA de CV (1%)                                 Mexico
        Pioneer France Mais S.A. (.08%)                           France
        Semillas Pioneer Colombia, S.A. (1.5%)                    Colombia
        Village Court, Inc.                                       U.S.A.
Subsidiary of PHI Insurance Co., a wholly
    owned subsidiary of the Registrant:
        Semillas Pioneer Colombia, S.A. (1.5%)                    Colombia
Subsidiary of PHI Insurance Services, Inc.,
    a wholly owned subsidiary of the Registrant:
        Pioneer Insurance Services, Inc. -
         An Insurance Agency                                      U.S.A.
Subsidiary of Pioneer Genetique S.A.R.L.,
    a wholly owned subsidiary of Pioneer Overseas
      Corporation and Pioneer Hi-Bred Limited:
        Pioneer France Mais S.A. (.08%)                           France
Subsidiaries of Pioneer Hi-Bred Europe, Inc.,
    a wholly owned subsidiary of Pioneer Overseas
      Corporation
        PHI Seeds Proprietary Ltd. (.01%)                         Botswana
        Pioneer Hi-Bred (U.K.) Limited (99.99%)                   United Kingdom
        Pioneer Hi-Bred Magyarorszag Kft. (10%)                   Hungary
        Pioneer Hi-Bred Sementes de Portugal S.A. (.01%)          Portugal
        Pioneer Tohumculuk A.S. (.01%)                            Turkey
Subsidiary of Pioneer Hi-Bred Korea, Inc.,
    a wholly owned subsidiary of Pioneer Overseas
      Corporation:
        Pioneer Hi-Bred Sementes de Portugal S.A. (.01%)          Portugal
Subsidiaries of Pioneer Hi-Bred Limited,
    a wholly owned subsidiary of the Registrant:
        Pioneer France Mais S.A. (.08%)                           France
        Pioneer Genetique S.A.R.L. (1%)                           France
        Pioneer Hi-Bred S.A.R.L. (.2%)                            France
Subsidiary of Pioneer Holding Company Ltd.,
    a wholly owned subsidiary of Pioneer Overseas
      Corporation:
        Pioneer Pakistan Seed Limited (56%)                       Pakistan
Subsididary of Pioneer Overseas Research Corporation,
    a wholly owned subsidiary of Pioneer Overseas
      Corporation:
        Pioneer Hi-Bred Sementes de Portugal S.A. (.01%)          Portugal
Subsidiaries of Pioneer Seed Holding Nederland B.V.,
    a wholly owned subsidiary of Pioneer Overseas
      Corporation:
        Hellaseed S.A. (51%)                                      Greece
        Pioneer France Mais S.A. (.08%)                           France
        Pioneer Hi-Bred Slovakia S.R.O.                           Slovakia

                                      EXHIBIT 21


                                SUBSIDIARIES OF THE REGISTRANT

               Subsidiary                                            Place of
                                                                 Incorporation

Subsidiaries  of Pioneer  Seeds,  Inc.,  a wholly
  owned  subsidiary  of Pioneer Overseas Corporation:
        Pioneer France Mais S.A. (.08%)                           France
        Pioneer Hi-Bred (U.K.) Limited (0.01%)                    United Kingdom
        Pioneer Hi-Bred Italia S.p.A. (10%)                       Italy
        Pioneer Hi-Bred Sementes de Portugal S.A. (.01%)          Portugal
        Pioneer Maghreb S.A. (.10%)                               Morocco
        Pioneer Semena Holding GmbH (1%)                          Austria
        Pioneer Sjeme D.O.O. (90%)                                Croatia
        Pioneer Tohumculuk A.S. (.01%)                            Turkey
        Semillas Pioneer Colombia, S.A. (1.5%)                    Colombia
Subsidiary of Pioneer Sementes Ltda., a wholly owned
    subsidiary of the Registrant and Pioneer Overseas
      Corporation:
        Empreendimentos Agricolas Pioneer Ltda. (40%)             Brazil

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)       PIONEER HI-BRED INTERNATIONAL, INC.

(NAME AND TITLE)   Charles S. Johnson, President and Chief Executive
                   Officer and Director
DATE               November 28, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(NAME AND TITLE)   Charles S. Johnson, President and Chief Executive
                   Officer and Director
DATE               November 28, 1995



(NAME AND TITLE)   Thomas N. Urban, Chairman of the Board of Directors
DATE               November 28, 1995



(NAME AND TITLE)   Jerry L. Chicoine, Senior Vice President, Chief
                   Financial Officer and Corporate Secretary to the
                   Board
DATE               November 28, 1995



(NAME AND TITLE)   Dwight G. Dollison, Vice President and Treasurer
DATE               November 28, 1995



(NAME AND TITLE)   Brian G. Hart, Vice President and Corporate
                   Controller
DATE               November 28, 1995



(NAME AND TITLE)   C. Robert Brenton, Director
DATE               November 28, 1995



(NAME AND TITLE)   Dr. Pedro Cuatrecasas, Director
DATE               November 28, 1995

(NAME AND TITLE)   Dr. Ray A. Goldberg, Director
DATE               November 28, 1995



(NAME AND TITLE)   Fred S. Hubbell, Director
DATE               November 28, 1995



(NAME AND TITLE)   Dr. F. Warren McFarlan, Director
DATE               November 28, 1995



(NAME AND TITLE)   Dr. Owen J. Newlin, Director
DATE               November 28, 1995



(NAME AND TITLE)   Dr. Virginia Walbot, Director
DATE               November 28, 1995



(NAME AND TITLE)   H. Scott Wallace, Director
DATE               November 28, 1995



(NAME AND TITLE)   Fred W. Weitz, Director
DATE               November 28, 1995



(NAME AND TITLE)   Herman H.F. Wijffels, Director
DATE               November 28, 1995



(NAME AND TITLE)   Nancy Y. Bekavac, Director
DATE               November 28, 1995



(NAME AND TITLE)   Luiz Kaufmann, Director
DATE               November 28, 1995

             APPENDIX TO MANAGEMENT'S DISCUSSION AND ANALYSIS



The table titled "Sales by Region - 1995" appears in The Company's Business of the Annual Report to Shareholders in the form of a bar graph.

The table titled "Fiscal 1995 Available Domestic Lines of Credit" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph.

The table titled "Fiscal 1996 Available Domestic Lines of Credit" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph.

The table titled "Net Income" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph.

The table titled "Annual Dividends" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph.

The table titled "Research and Product Development Expenditures" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph.