Form 10-Q
period 1995-11-30
PIONEER HI BRED INTERNATIONAL INC
filed 1996-01-11
CIK 78716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1995

                                       OR

------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Iowa                                    42-0470520
-------------------------------          -----------------------------------

(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


             700 Capital Square, 400 Locust, Des Moines, Iowa 50309
             ------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (515) 248-4800
                                                   ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X            No
                                  --------             --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at December 29, 1995
-----------------------------                --------------------------------
Common Stock ($1.00 par value)                          83,486,729

                       PIONEER HI-BRED INTERNATIONAL, INC.

                                      INDEX



                                                                            PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets-- November 30, 1995,
             August 31, 1995, and November 30, 1994.....................     3-4


           Consolidated Condensed Statements Of Operations-- Three Months
             Ended November 30, 1995 and 1994...........................       5


           Consolidated Condensed Statements Of Cash Flows-- Three Months
             Ended November 30, 1995 and 1994...........................       6


           Notes to Consolidated Condensed Financial Statements.........       7


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    8-11


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.............................      12
  Signatures............................................................      13

                         PART I - FINANCIAL INFORMATION


                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)



                                            November 30,    August 31,     November 30,
                      ASSETS                   1995            1995             1994
                                             ----------     -----------     --------
CURRENT ASSETS
    Cash and cash equivalents...........    $      84       $      84       $      67
    Accounts and notes receivable, net..          139             209             146
    Inventories:
      Finished seed.....................          359             280             367
      Unfinished seed...................          347             140             339
      Other.............................            8               6               6
    Prepaid expenses and other current
      assets............................            6               2              13
    Deferred income taxes...............           54              49              62
                                             --------        --------        --------
      Total current assets..............    $     997       $     770        $  1,000


LONG-TERM ASSETS........................           39              41              38




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    November 30, 1995 - $460
    August 31, 1995 - $447
    November 30, 1994 - $414............          486             472             459



INTANGIBLES.............................            9              10              13
                                             --------        --------        --------

                                            $   1,531       $   1,293       $   1,510
                                             ========        ========        ========




            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)



LIABILITIES AND SHAREHOLDERS'                November 30,      August 31,    November 30,
EQUITY                                            1995           1995            1994
                                              -----------     ----------      -------

CURRENT LIABILITIES
    Short-term borrowings.................   $     190        $      58       $     199
    Current maturities of long-term debt..          52               53               1
    Accounts payable, trade...............         273               58             324
    Accrued compensation..................          30               45              28
    Income taxes payable..................           3               23              --
    Other accruals........................          35               43              37
                                              --------         --------        --------
      Total current liabilities...........   $     583        $     280       $     589
                                              --------         --------        --------


LONG-TERM DEBT............................   $      17        $      18       $      65
                                              --------         --------        --------


DEFERRED ITEMS, primarily income taxes
    and retirement benefits...............   $      77        $      75       $      78
                                              --------         --------        --------


MINORITY INTEREST IN SUBSIDIARIES........    $       5       $        7       $       6
                                              --------        ---------        --------


SHAREHOLDERS' EQUITY
      Preferred stock, no par value.......   $      --        $      --       $      --
      Common stock, $1 par value..........          93               93              93
      Additional paid-in capital..........          18               18              15
      Retained earnings...................       1,052            1,118             932
      Cumulative translation adjustment...           1                1              (1)
                                              --------         --------        --------
                                             $   1,164        $   1,230       $   1,039

    Less:  Cost of common shares
      acquired for the treasury...........        (303)            (303)           (257)
      Unearned compensation...............         (12)             (14)            (10)
                                              --------         --------        --------
                                             $     849        $     913       $     772
                                              --------         --------        --------
                                             $   1.531        $   1,293       $   1,510
                                              ========         ========        ========


            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited, in millions)



                                                          Three Months Ended
                                                               November 30,
                                                         1995              1994
                                                      ---------         -------

Net sales..........................................   $      92         $      69
                                                       --------          --------

Operating costs and expenses:
  Cost of goods sold...............................   $      53         $      40
  Research and development.........................          31                27
  Selling..........................................          53                50
  General and administrative.......................          31                29
                                                       --------          --------
                                                      $     168         $     146
                                                       --------          --------

  Operating (loss).................................   $     (76)        $     (77)

Investment income..................................           4                 4
Interest expense...................................          (4)               (3)
Net exchange (loss)................................          (3)               (2)
                                                       --------         ---------

  (Loss) before income taxes.......................   $     (79)        $     (78)

Provision for income taxes.........................          30                30
                                                       --------          --------


  Net (loss).......................................   $     (49)        $     (48)
                                                       ========          ========


(Loss) per common share*...........................   $    (.59)        $    (.57)

Dividends per common share*........................   $     .20         $     .17

Weighted average number of common shares
  outstanding......................................          83                85

* Not in millions



            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)



                                                          Three Months Ended
                                                               November 30,
                                                         1995              1994
                                                      ---------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss).......................................   $     (49)        $     (48)
  Noncash items included in net (loss):
    Depreciation and amortization..................          18                18
  Net change in assets and liabilities.............         (52)             (142)
                                                       --------          --------
    Net cash used in operating activities..........   $     (83)        $    (172)
                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   $     (30)        $     (15)
  Other............................................          (1)               (1)
                                                       --------          --------
    Net cash used in investing activities..........   $     (31)        $     (16)
                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds on short-term borrowings............   $     131         $     185
  Purchase of treasury stock.......................          --               (49)
  Dividends paid...................................         (17)              (15)
  Other............................................          --                (1)
                                                       --------          --------
    Net cash provided by financing activities......   $     114         $     120
                                                       --------          --------

   Net decrease in cash and cash equivalents.......   $      --         $     (68)
Cash and cash equivalents, beginning...............          84               135
                                                       --------          --------
CASH AND CASH EQUIVALENTS, ENDING..................   $      84         $      67
                                                       ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
Cash paid (received) for:
    Interest................................          $       5         $       7
                                                       ========          ========
    Income taxes............................          $      (7)        $      10
                                                       ========          ========


            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of November 30, 1995 and 1994, and the results of operations and cash flows for the three months ended November 30, 1995 and 1994. Because of the seasonal nature of the Company's business, the results of operations for the three months ended November 30, 1995, are not indicative of the results to be expected for the full year.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At November 30, 1995, such guarantees totaled approximately $23 million.

3. On September 18, 1995, the Company and Mycogen Corporation announced they had signed a Memorandum of Understanding to pursue an agreement in which Pioneer would make an investment in Mycogen and the two companies would create a research collaboration. On December 13, 1995, the agreement was finalized.

    The investment by Pioneer totaled $51 million, of which $30 million was for the purchase of three million shares of Mycogen common stock and the remainder to fund the research collaboration.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with the Company's audited financial statements and notes for the fiscal year ended August 31, 1995.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at November 30, 1995, consisted of $174 million in domestic commercial paper and $16 million in direct borrowings from foreign banks.

During fiscal 1996, the Company has the following domestic lines of credit available:
(in millions)

                                  Revolving      Seasonal      Total
                                    ---------      --------      -----

First quarter                       $200           $100          $300
Second quarter                      $200           $100          $300
Third quarter                       $200           $ --          $200
Fourth quarter                      $200           $ --          $200

    The Company also has a $100 million private medium-term note program of which $50 million is available as of November 30, 1995. The medium-term note matures in February, 1996, and represents the majority of current maturities of long-term debt at November 30, 1995.

    At November 30, 1995, accounts payable decreased from a year earlier primarily due to lower production costs associated with the smaller crop harvested in the fall of 1995 compared to the fall of 1994.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net loss for the three months ended November 30, 1995, was $49 million, or $ .59 per share compared to a net loss of $48 million, or $ .57 per share, for the first quarter of fiscal 1995. Due to the seasonality of the seed business, single quarter results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such comparisons are not emphasized. Typically, most of the Company's revenue and operating profit is generated in the third quarter.

    Management believes the Company is on track to have another strong year in 1996. In North America, Pioneer (R) brand hybrids once again performed very well compared to the competition. On-farm yield comparisons in the fall of 1995 showed that the average of all Pioneer (R) brand hybrids out yielded the average competitor by 4.7 bushels per acres, while the Company's top 30 selling hybrids which represent 80 percent of the Company's total seed corn sales in North America, posted a yield advantage of approximately 6.2 bushels per acre over the average competitor in 1995.

    Higher sales in 1996 are expected within North America as corn acreage is projected to rise 10 percent or more over 1995 levels and the average per-unit sales price is expected to increase over 1995 levels. The major factor contributing to the acreage increase is a change in the U.S. government set-aside program. In 1995, farmers participating in the feed grain program were required to keep their corn acres at 92.5 percent or less of their historical corn acreage base. In 1996, farmers will be able to plant potentially 100 percent of their historical corn acreage base. The average per-unit sales price in North America is also expected to increase slightly due to a change in mix to higher-priced better-performing premium hybrids. The list price for all hybrids remained unchanged from 1995.

    However, operating results in North America will be impacted by higher per-unit seed costs. Current year per-unit cost of goods sold is expected to be approximately $1.10 higher than the previous year. Most of the additional per-unit costs are due to the smaller crop harvested in the fall of 1995 compared to the previous year and increased grower payments resulting from higher commodity prices.

    Results of operations outside North America for 1996 are expected to be comparable to those reflected in 1995. Within Europe, management anticipates that operations will be flat with 1995. Latin American operations are expected to show continued growth as a result of price and volume increases in Argentina and volume increases in Brazil. Lower unit sales are expected in Mexico due to acreage reductions, drought, and devaluation.

    At this point in the year, there are a number of key drivers that are difficult to predict. Results in any given year can be significantly affected by weather, government policies, and other conditions beyond the Company's control. Therefore, fluctuations in expected results are likely as more information becomes available.

Three Months Ended November 30, 1995 compared to the Three Months Ended November 30, 1994

    Sales for the first three months of fiscal 1996 improved 33 percent over the same period a year earlier, however, increased investments in research and higher selling and general and administrative expenses offset most of the margin recognized on these sales. Operating loss was $1 million less than the previous year. Combined with a $2 million increase in net financial expense, the net loss for the first three months of 1996 was $1 million greater than the first quarter of 1995.

    Net sales through the first quarter of fiscal 1996 increased $23 million over the same period a year ago to $92 million. First quarter seed corn sales, generated almost entirely outside of North America and Europe, totaled $39 million and represented $9 million of the total sales improvement. Latin American seed corn sales increased $5 million to $21 million. This was the result of increased market size and price in Argentina and higher unit sales in Brazil. North America seed corn sales in the first quarter of fiscal 1996 totaled $4 million, an increase of $3 million, due to earlier deliveries to dealers in the South. The Company's operations in the CIS and Australia reflected first quarter sales of $3 million, an increase of $2 million over the same period the previous year.

   Current year-to-date wheat sales increased $8 million from the prior year, almost entirely the result of volume increases within North America. An attractive commodity price and excellent growing conditions resulted in a 16 percent acreage increase. Increased acreage combined with good product performance and adequate supply helped grow year-to-date units 31 percent over last year.

    Year-to-date sorghum sales in fiscal 1996 increased $2 million over 1995 levels principally due to volume increases in Australia. Heavy rains in Australia early in the season provided farmers the opportunity to plant additional acres to sorghum in the current year.

    Other products' sales for the first three months of fiscal 1996 increased $4 million over the same period a year ago due to higher specialty plant and microbial product sales. Improved silage and hay inoculants contributed to the $2 million increase in fiscal 1996 microbial sales over the same period a year ago. Specialty plant product sales increased due to higher sales of high oleic sunflower oil in first quarter of fiscal 1996 compared to the prior year.

    The increase in sales for the first three months of fiscal 1996 provided an additional $10 million in contribution over the same period a year ago. Current period contribution as a percentage of sales was comparable to the same period a year earlier.

    Research expenses increased $4 million, or 13 percent over the first quarter of 1995. Expansion of biotechnology projects and trait and technology development and one-time costs associated with closing research stations were the primary factors in this increase.

    Selling and general and administrative expenses for the first three months of fiscal 1996 increased $5 million over the same period a year earlier. Although variable selling costs accounted for the majority of the $3 million in additional current year selling expenses compared to the previous year, variable selling costs (commissions and shipping costs) as a percentage of sales were comparable between periods. The increase in general and administrative costs was almost entirely the result of adopting Financial Accounting Standard No. 116 "Accounting for Contributions Made and Contributions Received" during first quarter of fiscal 1996.

    Net financial expense increased as a result of higher interest expense and higher exchange losses. Higher average borrowings was the primary factor behind a $1 million increase in interest expense from the same period a year ago. The increase in exchange losses was principally the result of higher losses on European intercompany transactions.

    The estimated fiscal 1996 world-wide effective tax rate reflected in the first quarter is 38 percent the same as was reflected in first quarter of fiscal 1995. The actual world-wide effective tax rate was reduced to 36.5 percent at the end of fiscal 1995 due to a reduction in taxes on foreign earnings.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

         a. Exhibits

              Financial Data Schedule (Exhibit 27).

         b. Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended November 30, 1995.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PIONEER HI-BRED INTERNATIONAL, INC.
                                    ----------------------------------
                                             (Registrant)


                             By             /s/ CHARLES S. JOHNSON
                                  ------------------------------------------
                                                CHARLES S. JOHNSON
                                  President and Chief Executive Office and
                                  Director


                             By             /s/ JERRY L. CHICOINE
                                  ------------------------------------------
                                                JERRY L. CHICOINE
                                  Senior Vice President, Chief Financial Officer and Corporate Secretary to the Board
Dated:  January 11, 1996