Form 10-Q
period 1996-02-29
PIONEER HI BRED INTERNATIONAL INC
filed 1996-04-12
CIK 78716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ------
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 29, 1996

                                       OR

- ------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Iowa                                         42-0470520
- -------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Indentification No.
 incorporation or organization)

             700 Capital Square, 400 Locust, Des Moines, Iowa 50309
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (515) 248-4800
                                                   ----------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X            No
                                ---------          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at March 29, 1996
- ------------------------------                    ------------------------------
Common Stock ($1.00 par value)                               83,194,182

                       PIONEER HI-BRED INTERNATIONAL, INC.

                                      INDEX



                                                                            PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets-- February 29, 1996,
             August 31, 1995, and February 28, 1995........................  3-4


           Consolidated Condensed Statements Of Operations -- Three Months
             and Six Months Ended February 29, 1996 and February 28, 1995..    5


           Consolidated Condensed Statements Of Cash Flows-- Six Months
             Ended February 29, 1996 and February 28, 1995.................    6


           Notes to Consolidated Condensed Financial Statements............    7


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................... 8-12


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................   13
  Signatures...............................................................   14

                                PART I - FINANCIAL INFORMATION


                             PIONEER HI-BRED INTERNATIONAL, INC.

                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited, in millions)


                                            February 29,    August 31,     February 28,
                      ASSETS                   1996            1995             1995
                                            -----------     ---------      -----------

CURRENT ASSETS
    Cash and cash equivalents...........    $     301       $      84       $     361
    Accounts and notes receivable, net..          223             209             201
    Inventories:
      Finished seed.....................          555             280             489
      Unfinished seed...................          121             140             189
      Other.............................            6               6               7
    Prepaid expenses and other current
      assets............................           45               2              55
    Deferred income taxes...............           67              49              76
                                             --------        --------        --------
      Total current assets..............    $   1,318       $     770        $  1,378


LONG-TERM ASSETS........................           97              41              37




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    February 29, 1996 - $469
    August 31, 1995 - $447
    February 28, 1995 - $424............          493             472             458



INTANGIBLES.............................           45              10              11
                                             --------        --------        --------

                                            $   1,953       $   1,293       $   1,884
                                             ========        ========        ========




                  See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.

                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited, in millions)



LIABILITIES AND SHAREHOLDERS'                February 29,      August 31,    February 28,
EQUITY                                            1996           1995            1995
                                             -----------       ----------    -----------

CURRENT LIABILITIES
    Short-term borrowings.................   $      27        $      58       $      34
    Current maturities of long-term debt..           9               53              52
    Accounts payable, trade...............         190               58             261
    Customer deposits.....................         663               --             599
    Accrued compensation..................          35               45              32
    Income taxes payable..................           2               23              --
    Other accruals........................          51               43              39
                                              --------         --------        --------
      Total current liabilities...........   $     977        $     280       $   1,017
                                              --------         --------        --------


LONG-TERM DEBT............................   $      29        $      18       $      14
                                              --------         --------        --------


DEFERRED ITEMS, primarily income taxes
    and retirement benefits...............   $      92        $      75       $      81
                                              --------         --------        --------


MINORITY INTEREST IN SUBSIDIARIES........    $       6        $       7       $       8
                                              --------        ---------        --------


SHAREHOLDERS' EQUITY
    Preferred stock, no par value.........   $      --        $      --       $      --
    Common stock, $1 par value............          93               93              93
    Additional paid-in capital............          21               18              16
    Retained earnings.....................       1,039            1,118             927
    Unrealized gain on available-for-sale
      securities, net.....................          18               --              --
    Cumulative translation adjustment.....          (2)               1              (1)
                                              --------         --------        --------
                                             $   1,169        $   1,230       $   1,035

    Less:  Cost of common shares
      acquired for the treasury...........        (303)            (303)           (254)
      Unearned compensation...............         (17)             (14)            (17)
                                              --------         --------        --------
                                             $     849        $     913       $     764
                                              --------         --------        --------
                                             $   1,953        $   1,293       $   1.884
                                              ========         ========        ========

                  See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited, in millions)



                                         Three Months Ended                Six Months Ended
                                      February 29,   February 28,      February 29,  February 28,
                                          1996          1995              1996           1995
                                      --------------------------       -------------------------


Net sales..........................   $     281      $     277          $     373      $     346
                                       --------       --------           --------       --------

Operating costs and expenses:
  Cost of goods sold...............   $     143      $     142          $     196      $     182
  Research and development.........          31             31                 62             58
  Selling..........................          66             60                119            110
  General and administrative.......          36             33                 67             62
                                       --------       --------           --------       --------
                                      $     276      $     266          $     444      $     412
                                       --------       --------           --------       --------

  Operating income (loss)............ $       5      $      11          $     (71)     $     (66)

Investment income....................         5              5                  9              9
Interest expense.....................        (3)            (4)                (7)            (7)
Net exchange gain (loss).............         2              6                 (1)             4
                                       --------       --------           --------       --------

  Income (loss) before income taxes.. $      9       $      18          $     (70)     $     (60)

Provision for income taxes...........        (3)            (7)                27             23
Minority interest and other..........        (2)            (2)                (2)            (2)
                                       --------       --------           --------       --------


  Net income (loss).................  $       4      $       9          $     (45)     $     (39)
                                       ========       ========           ========       ========


Income (loss) per common share*...... $     .05      $     .11          $    (.54)     $    (.46)

Dividends per common share*.......... $     .20      $     .17          $     .40      $     .34

Weighted average number of common
 shares outstanding..................      83.5           84.7               83.5           84.7

* Not in millions



                    See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited, in millions)



                                Six Months Ended
                            February 29, February 28,
                                                         1996              1995
                                                      -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss).......................................   $     (45)       $     (39)
  Noncash items included in net (loss):
    Depreciation and amortization..................          36               34
  Net change in assets and liabilities.............         448              323
                                                        -------         --------
    Net cash provided by operating activities......   $     439        $     318
                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................  $    (54)        $     (31)
  Other.............................................       (50)               (1)
                                                       -------          --------
    Net cash used in investing activities...........  $   (104)        $     (32)
                                                       -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term borrowings..  $    (29)        $      21
  Purchase of treasury stock........................       (33)              (29)
  Principal payments on long-term borrowings........       (52)               (1)
                                                       -------          --------
    Net cash used in financing activities...........  $   (115)        $     (61)
                                                       -------          --------

Effect of foreign currency exchange rate changes on
  cash and cash equivalents.........................  $     (3)        $       1
                                                       -------          --------

   Net increase in cash and cash equivalents........  $    217         $     226
Cash and cash equivalents, beginning................        84               135
                                                       -------          --------
CASH AND CASH EQUIVALENTS, ENDING...................  $    301         $     361
                                                       =======          ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid for:
    Interest........................................  $     10         $       9
                                                       =======          ========
    Income taxes....................................  $      8         $      24
                                                       =======          ========


                  See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of February 29, 1996 and February 28, 1995, and the results of operations and cash flows for the six months ended February 29, 1996 and February 28, 1995. Because of the seasonal nature of the Company's business, the results of operations for the six months ended February 29, 1996, are not indicative of the results to be expected for the full year.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At February 29, 1996, such guarantees totaled approximately $23 million.

3. On December 13, 1995, the Company and Mycogen Corporation announced they had signed an agreement in which Pioneer would make an investment in Mycogen and the two companies would create a research collaboration. The investment by Pioneer totaled $51 million, of which $30 million was for the purchase of three million shares of Mycogen common stock and the remainder to fund the research collaboration.

    On January 23, 1996, the Company announced it had signed a research collaboration with Human Genome Sciences. The investment by Pioneer totaled $16 million, which will fund work performed under the collaboration.

4. Certain individual financial statement categories were reclassified for the six months ended February 28, 1995, to conform with the presentation adopted for the six months ended February 29, 1996.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at February 29, 1996, consisted of $27 million in direct borrowings from foreign banks.


During fiscal 1996, the Company has the following domestic lines of credit available:
(in millions)

                                   Revolving      Seasonal      Total

First quarter..................... $200           $100          $300
Second quarter.................... $200           $100          $300
Third quarter..................... $200           $ --          $200
Fourth quarter.................... $200           $ --          $200


    Cash and cash equivalents and current maturities of long-term debt at February 29, 1996, decreased from a year earlier resulting primarily from the repayment of the private medium-term note in February 1996.

    At February 29, 1996, accounts and notes receivable increased due to increased credit sales and additional sales in dealer areas compared to the same period a year ago.

    The purchase and increase in market value since the purchase date of Mycogen Corporation common stock (see Note 3) accounts for virtually the entire increase in long-term assets at February 29, 1996, compared to the prior year.

    Property and equipment at February 29, 1996, increased over the same period a year earlier mainly due to the construction of an office building in Johnston, Iowa, and additional production capacity in Europe and Latin America.

    At February 29, 1996, intangibles and long-term debt increased from prior year levels due to additional investments for research collaborations.

    At February 29, 1996, accounts payable decreased from a year earlier primarily due to lower production costs associated with the smaller crop harvested in the fall of 1995 compared to the fall of 1994.

    Customer deposits at February 29, 1996, increased from a year earlier due to higher advance cash collections in the current year. The Company does not record a sale until seed is delivered to the customer.


MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net loss for the six months ended February 29, 1996, was $45 million, or $ .54 per share compared to a net loss of $39 million, or $ .46 per share, for the second quarter of fiscal 1995. Due to the seasonality of the seed business, single quarter results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such comparisons are not emphasized. Typically, most of the Company's revenue and operating profit is generated in the third quarter.

     While it is still early, the Company is on track for another strong year in 1996. Seed corn acreage in North America is projected to rise over 1995 levels which will have a positive effect on North American seed corn sales. An anticipated increase in the average per-unit sales price of seed corn sold in North America due to a change in mix to higher-priced better-performing premium hybrids should also positively impact current year results. The 1996 list price for all hybrids remained unchanged from 1995.

     However, North American sales are difficult to predict because of delays in passage of farm legislation and potential that farmers will plant more acres to soybeans than they had earlier anticipated. As always, sales could be affected by weather.

     Seed corn operating results in North America will be impacted by higher per-unit seed costs. Most of the additional per-unit costs are due to the smaller crop harvested in the fall of 1995 compared to the previous year and increased grower payments resulting from higher commodity costs.

     Outside North America, most operations are on track for solid results in fiscal 1996. Operations in Europe, Latin America, and Asia continue to show solid overall results.

     There are still a number of uncertainties that could affect the Company's overall results, therefore, fluctuations in expected results are likely as more information becomes available. Important factors that could cause actual results to vary significantly from our expectations noted in forward looking statements include weather, government programs, commodity prices, changes in corn acreage, currency fluctuations, customer preferences, and management of costs.

Six Months Ended February 29, 1996 compared to the Six Months Ended February 28, 1995

Net Sales and Operating Profit (Loss)
(Unaudited, in millions)

                                   Quarter Ended                           Six Months Ended
                        February 29,February 28, Increase/       February 29, February 28,Increase
                          1996          1995    (Decrease)           1996        1995     (Decrease)
                        ----------------------------------       -----------------------------------

Net sales:
  Corn................  $     234   $     236    $      (2)      $     273    $     267   $       6
  Other...............         47          41            6             100           79          21
                         --------    --------     --------        --------     --------    --------

Total net sales.......  $     281   $     277    $       4       $     373    $     346   $      27
                         --------    --------     --------        --------     --------    --------

Operating profit (loss):
  Corn................  $      34   $      41    $      (7)      $     (16)   $     (10)  $      (6)
  Other...............         (9)        (11)           2             (15)         (21)          6
                         --------    --------     --------        --------     --------    --------

  Product line operating
    profit (loss).....  $      25   $      30    $      (5)      $     (31)   $     (31)  $      --

  Indirect general and
    administrative
      expenses........        (20)        (19)          (1)            (40)         (35)         (5)
                         --------    --------     --------        --------     --------    --------

Operating income
  (loss)..............  $       5   $      11    $      (6)      $     (71)   $     (66)  $      (5)
                         --------    --------     --------        --------     --------    --------

Units delivered, North America:
  Corn................      1.543       1.407         .136           1.596        1.418        .178


    Operating loss for the first six months of fiscal 1996 increased $5 million from the same period a year ago. Sales for the first six months of fiscal 1996 improved eight percent, however, increased investments in research and higher selling and administrative costs offset the margin recognized on these sales.


SEED CORN

North America

    Total current year seed corn operating profit decreased $6 million from the same period a year ago, however, North American operations improved $2 million during the first six months of 1996 compared to last year. Sales through second quarter were approximately $16 million higher than the same period a year earlier due to increased seed corn deliveries in 1996. The Company does not record a sale until the customer takes delivery of the seed.

    Through second quarter, deliveries were running 12 percent ahead of 1995 levels, primarily due to higher hybrid seed corn deliveries is the southern United States. Many southern farmers, who planted cotton in 1995, have decided to plant corn for the 1996 growing season. For the six months ended February 29, 1996, cash collections from products already delivered and from deposits on products to be delivered were running eight percent ahead of a year ago.

    The average seed corn selling price per unit increased four percent for the first six months of fiscal 1996, also contributing to the increase in sales for the period. For the year, the average sales price per unit is expected to increase approximately two percent. The mix of sales through second quarter compared to the previous year is responsible for the higher year-to-date sales price increase.

    Current year per-unit seed costs increased which offset most of the sales price improvement. Combined with the year-to-date increase in the average selling price, seed corn gross profit as a percentage of sales has remained comparable between the two periods.

    Research expenses for corn increased $3 million, or eight percent, from year-to-date levels a year ago. Expansion of biotechnology projects and trait and technology development along with costs associated with closing research stations were the primary factors in this increase.

    The Company's commitment to research continues to provide customers with value-added products. For 1996, 24 new seed corn hybrids were released. These new releases add to the Company's ability to provide products which deliver higher and more consistent profits to our customers.

    Fixed selling and general and administrative expenses for seed corn in North America increased $4 million, or ten percent, from 1995 year-to-date levels. The major components of this increase were higher costs associated with customer incentives and increased personnel costs due to merit increases and training.


Europe, Mexico, and Latin America

    Operating results outside North America decreased approximately $8 million. European operations account for $2 million of the total decrease. On a constant dollar basis, European operations decreased $3 million compared to 1995, mostly due to fewer unit sales.

    Total year-to-date European seed corn sales decreased $7 million from the same period a year earlier. Fewer unit sales was a significant factor in this decrease, however, a higher average per-unit selling price for the region helped offset some of this decrease.

    Earlier delivery of seed in Germany improved total year-to-date regional sales $5 million from 1995 levels, while Austria sales decreased $7 million due to the delay of seed sales resulting from unusually poor weather conditions during the early part of their sales season. Year-to-date seed corn sales in France decreased $5 million and Hungary sales decreased $2 million from those reported a year ago. It is still too soon to predict annual unit sales for these operations as it is early in their sales season.

    Italy sales improved $2 million from those reported a year ago mainly the result of an increase in the per-unit sales price. Total seed corn sales for Italy were positively impacted in 1995 by additional units sold during a second sales season. It is uncertain whether similar sales will occur again in 1996.

    Cost of goods sold for Europe were reduced as a result of the decrease in units sold for the first six months of fiscal 1996. Combined with an increase in the per-unit cost of seed corn, cost of goods sold for the region decreased $4 million.

    The effect of the U.S. dollar weakening against European currencies accounts for most of the remaining change in European operating profit from a year ago, positively impacting current year operations $1 million.

    Mexico's current year operating profit decreased $5 million from the same period a year ago. Decreased seed corn acreage in Northeast and Northwest Mexico resulting from drought reduced unit sales. Also contributing to the decrease was the effect of the devaluation of the Mexican peso.

    Operating profits in Latin America decreased $1 million from the prior year due mainly to higher cost of goods sold and higher fixed selling and general and administrative expenses


OTHER PRODUCTS

    Other products' 1996 year-to-date operating results increased operating profit by $6 million. The majority of this increase is due to higher unit sales of wheat in North America. An attractive commodity price and excellent growing conditions resulted in a 16 percent acreage increase. Combined with excellent product performance, these factors resulted in a 26 percent increase in year-to-date units sold compared to the same period a year ago.


INDIRECT GENERAL AND ADMINISTRATIVE EXPENSES

    Current year indirect general and administrative expenses increased $5 million, or 14 percent, over 1995 levels. Adopting Financial Accounting Standard No. 116 "Accounting for Contributions Made and Contributions Received" during the first quarter of fiscal 1996 accounted for $3 million of the increase.


NET FINANCIAL AND TAXES

    Net exchange gain decreased $5 million through second quarter of fiscal 1996 compared to the same period a year earlier principally due to net gains on hedging intercompany transactions with Mexico recorded in the prior year not present through second quarter in fiscal 1996.

    The estimated fiscal 1996 world-wide effective tax rate reflected in the second quarter is 38 percent - the same as was reflected in second quarter of fiscal 1995. The actual world-wide effective tax rate was reduced to 36.5 percent at the end of fiscal 1995 due to a reduction in taxes on foreign earnings.

                             PIONEER HI-BRED INTERNATIONAL, INC.

                                 PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

         a. Exhibits

              Financial Data Schedule (Exhibit 27).

         b. Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended February 29, 1995.

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



                                        PIONEER HI-BRED INTERNATIONAL, INC.
                                                  (Registrant)


                               By           /s/CHARLES S. JOHNSON

                                               CHARLES S. JOHNSON
                                      President and Chief Executive Officer
                                                  and Director


                               By           /s/JERRY L. CHICOINE

                                               JERRY L. CHICOINE
                                  Senior Vice President, Chief Financial Office
                                      and Corporate Secretary to the Board
Dated:  April 11, 1996