Form 10-Q
period 1996-05-31
PIONEER HI BRED INTERNATIONAL INC
filed 1996-07-12
CIK 78716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ------
                         SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 1996

                                       OR

- ------         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Iowa                               42-0470520
- -------------------------------      -----------------------------------
(State or other jurisdiction of      I.R.S. Employer Identification No.)
 incorporation or organization)


             700 Capital Square, 400 Locust, Des Moines, Iowa 50309
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (515) 248-4800
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

                             Yes      X            No
                                   -------      -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at June 28, 1996
- -----------------------------                     ----------------------------
Common Stock ($1.00 par value)                              82,514,350

                             PIONEER HI-BRED INTERNATIONAL, INC.

                                            INDEX



                                                                           PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -- May 31, 1996,
             August 31, 1995, and May 31, 1995..........................    3-4


           Consolidated Condensed Statements Of Operations-- Three Months
             and Nine Months Ended May 31, 1996 and 1995................      5


           Consolidated Condensed Statements Of Cash Flows-- Nine Months
             Ended May 31, 1996 and 1995................................      6


           Notes to Consolidated Condensed Financial Statements.........      7


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   8-12


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.............................     13
  Signatures............................................................     14

                               PART I - FINANCIAL INFORMATION


                             PIONEER HI-BRED INTERNATIONAL, INC.

                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited, in millions)


                                              May 31,        August 31,        May 31,
                      ASSETS                   1996            1995             1995
                                             ----------     -----------     --------

CURRENT ASSETS
    Cash and cash equivalents...........    $     227       $      84       $     223
    Accounts and notes receivable, net..          407             209             357
    Inventories:
      Finished seed.....................          262             280             306
      Unfinished seed...................           77             140              96
      Other.............................            7               6               4
    Prepaid expenses and other current
      assets............................           10               2              12
    Deferred income taxes...............           47              49              66
                                             --------        --------        --------
      Total current assets..............    $   1,037       $     770       $   1,064

INVESTMENTS AND OTHER
  LONG-TERM ASSETS......................           90              41              36




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    May 31, 1996 - $474
    August 31, 1995 - $447
    May 31, 1995 - $432.................          500             472             471



INTANGIBLES.............................           44              10               9
                                             --------        --------        --------

                                            $   1,671       $   1,293       $   1,580
                                             ========        ========        ========




                  See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.

                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited, in millions)



LIABILITIES AND SHAREHOLDERS'                   May 31,        August 31,       May 31,
EQUITY                                            1996           1995            1995
                                              -----------     ----------      -------

CURRENT LIABILITIES
    Short-term borrowings.................   $      15        $      58       $      23
    Current maturities of long-term debt..           8               53              52
    Accounts payable, trade...............         182               58             182
    Accrued compensation..................          47               45              33
    Income taxes payable..................         154               23             137
    Other accruals........................          51               43              39
                                              --------         --------        --------
      Total current liabilities...........   $     457        $     280       $     466
                                              --------         --------        --------


LONG-TERM DEBT............................   $      30        $      18       $      14
                                              --------         --------        --------


DEFERRED ITEMS, primarily income taxes
    and retirement benefits...............   $      82        $      75       $      85
                                              --------         --------        --------


MINORITY INTEREST IN SUBSIDIARIES........    $       7        $       7       $      10
                                              --------         --------        --------


SHAREHOLDERS' EQUITY
    Preferred stock, no par value.........   $      --        $      --       $      --
    Common stock, $1 par value............          93               93              93
    Additional paid-in capital............          20               18              16
    Retained earnings.....................       1,326            1,118           1,185
    Unrealized gain on available-for-sale
      securities, net.....................          16               --              --
    Cumulative translation adjustment.....          (5)               1               3
                                              --------         --------        --------
                                             $   1,450        $   1,230       $   1,297

    Less:  Cost of common shares
      acquired for the treasury...........        (339)            (303)           (277)
      Unearned compensation...............         (16)             (14)            (15)
                                              --------         --------        --------
      Total stockholders' equity..........   $   1,095        $     913       $   1,005
                                              --------         --------        --------
                                             $   1,671        $   1,293       $   1,580
                                              ========         ========        ========


                  See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited, in millions)



                                         Three Months Ended               Nine Months Ended
                                               May 31,                          May 31,
                                          1996          1995              1996           1995
                                      --------------------------       ----------------------


Net sales..........................   $   1,168      $   1,049          $   1,541      $   1,395
                                       --------       --------           --------       --------

Operating costs and expenses:
  Cost of goods sold...............   $     442      $     384          $     638      $     566
  Research and development.........          35             33                 97             91
  Selling..........................         187            170                306            280
  General and administrative.......          26             33                 93             95
                                       --------       --------           --------       --------
                                      $     690      $     620          $   1,134      $   1,032
                                       --------       --------           --------       --------

  Operating income.................   $     478      $     429          $     407      $     363

Investment income..................           7              5                 16             14
Interest expense...................          (3)            (1)               (10)            (8)
Net exchange gain/(loss)...........          --              2                 (1)             6
                                       --------       --------           --------       --------

  Income before income taxes.......   $     482      $     435          $     412      $     375

Provision for income taxes.........        (178)          (162)              (151)          (139)
Minority interest and other........          (1)            (1)                (3)            (3)
                                       --------       --------           --------       --------


  Net income.......................   $     303      $     272          $     258      $     233
                                       ========       ========           ========       ========


Income per common share*...........   $    3.64      $    3.23          $    3.10      $    2.75

Dividends per common share*........   $     .20      $     .17          $     .60      $     .51

Weighted average number of common
 shares outstanding................        83.1           84.2               83.3           84.7

* Not in millions



                    See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)

                                                            Nine Months Ended
                                                                May 31,
                                                         1996              1995
                                                      -----------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................   $     258         $     233
  Noncash items included in net income:
    Depreciation and amortization..................          55                54
    Other..........................................           8                (1)
  Net change in assets and liabilities.............         130               (35)
                                                       --------          --------
    Net cash provided by operating activities......   $     451         $     251
                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable............   $       5         $       5
  Disbursements for notes receivable...............          (1)               (4)
  Capital expenditures.............................         (76)              (59)
  Disbursements for investments and research
    collaborations.................................         (48)               --
  Other............................................          (4)               (3)
                                                       --------          --------
    Net cash used in investing activities..........   $    (124)        $     (61)
                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term borrowings.   $     (39)        $      11
  Principal payments on long-term borrowings.......         (54)               (1)
  Purchase of treasury stock.......................         (37)              (74)
  Dividends paid...................................         (50)              (43)
                                                       --------          --------
    Net cash used in financing activities..........   $    (180)        $    (107)
                                                       --------          --------

Effect of foreign currency exchange rate changes on
  cash and cash equivalents........................   $      (4)        $       5
                                                       --------          --------

   Net increase in cash and cash equivalents.......   $     143         $      88
Cash and cash equivalents, beginning...............          84               135
                                                       --------          --------
CASH AND CASH EQUIVALENTS, ENDING..................   $     227         $     223
                                                       ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid for:
    Interest................................          $      12         $       9
                                                       ========          ========
    Income taxes............................          $      16         $      40
                                                       ========          ========


                  See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.


                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of May 31, 1996 and 1995, and the results of operations and cash flows for the nine months ended May 31, 1996 and 1995.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At May 31, 1996, such guarantees totaled approximately $23 million.

3. On December 13, 1995, the Company and Mycogen Corporation signed a research collaboration and investment agreement. The investment by Pioneer will total $51 million, of which $30 million was for the purchase of three million shares of Mycogen common stock on the date of signing and the remainder payable over the next four years to fund the research collaboration.

    On January 23, 1996, the Company signed a research collaboration with Human Genome Sciences. The investment by Pioneer will total $16 million, which will be paid over the next three years to fund work performed under the collaboration.

4. In April, 1996, DeKalb Genetics Corporation ("DeKalb") filed two suits against Pioneer alleging that the Company's insect resistant corn products that use a BT gene and the Company's corn product that is resistant to a glufosinate-ammonium herbicide infringe on DeKalb's patents. The suits seek damages and injunctive relief.

    After reviewing the Company's intellectual property position, DeKalb's patent filings, and DeKalb's complaint, the Company believes DeKalb's claims are without merit. The Company has denied Dekalb's allegations and raised defenses that, if successful, would render DeKalb's patents invalid. The Company believes that disposition of the suits will not have a materially adverse effect on the consolidated financial position and results of operations of the Company. The Company also does not expect delays in the introductions of advanced corn hybrids with insect and herbicide resistance because of these lawsuits.

5. Certain individual financial statement categories were reclassified for the nine months ended May 31, 1995, to conform with the presentation adopted for the nine months ended May 31, 1996.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at May 31, 1996, consisted of $15 million in direct short-term borrowings from foreign banks.


During fiscal 1996, the Company has available the following domestic lines of credit:
(in millions)

                             Revolving      Seasonal      Total
                             ---------      --------      -----

First quarter...............  $200           $100          $300
Second quarter..............  $200           $100          $300
Third quarter...............  $200           none          $200
Fourth quarter..............  $200           none          $200



    Seed inventories at May 31, 1996, are lower than the previous year due to fewer acres planted and lower yields harvested in the fall of 1995 compared to the fall of 1994, combined with increased current year-to-date unit sales over prior year levels.

    The purchase and subsequent increase in market value of Mycogen Corporation common stock as noted in Note 3, accounts for virtually the entire increase in long-term assets at May 31, 1996, compared to the prior year.

    Property and equipment at May 31, 1996, increased over the same period a year earlier mainly due to the construction of additional production capacity in Europe and Latin America and facilities in Johnston, Iowa.

    At May 31, 1996, intangibles and long-term debt increased from prior year levels due to additional research investments as noted in Note 3.

    During the nine months ended May 31, 1996, the Company repurchased 701,400 shares of its stock for a total of $37 million. At May 31, 1996, authorized shares remaining to be repurchased totaled approximately three million.


MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net income for the nine months ended May 31, 1996 totaled $258 million, compared to $233 million for the same period of fiscal 1995. Earnings per share through third quarter of fiscal 1996 totaled $3.10, an improvement of $.35 per share, or 13 percent over year-to-date fiscal 1995 results.

    Due to the seasonality of the seed business, single quarter results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such comparisons are not emphasized. Typically, most of the Company's revenue and operating profit is generated in the third quarter.

    Nine months into fiscal 1996, the Company is on track for another record year and should meet its two primary performance targets, 20 percent return on equity and double-digit earnings growth. All information to date reflects that seed corn acreage in North America will rise eight percent or more over 1995 levels, which will have a positive effect on North American seed corn sales. An approximate two percent increase in the average per-unit sales price of seed corn sold in North America will also positively impact current year sales.

    Seed corn operating results in North America will be negatively impacted by higher seed costs. Most of the additional costs are due to the smaller crop harvested in the fall of 1995 compared to the previous year, increased grower payments resulting from higher commodity costs, and additional provisions for inventory reserves.

    Outside North America, most operations are showing good earnings growth in fiscal 1996. Operations in Europe, Latin America, and Asia should improve over prior year levels.

    Uncertainties still exist that could affect the Company's overall financial results, therefore, fluctuations in expected results are likely as more information becomes available. Some of the important factors that could cause actual results to vary significantly from our expectations include, weather, government programs/approvals, commodity prices, changes in corn acreage, intellectual property positions, product performance, customer preferences, currency fluctuations, and management of costs.

Nine Months Ended May 31, 1996 compared to the Nine Months Ended May 31, 1995

Net Sales and Operating Profit
(Unaudited, in millions)

                             Quarter Ended                          Nine Months Ended
                                 May 31,         Increase/               May 31,          Increase/
                          1996          1995    (Decrease)           1996        1995     (Decrease)
                        ----------------------------------       -----------------------------------

Net sales:
  Corn................  $     962   $     871    $      91       $   1,235    $   1,138   $      97
  Soybeans............        136         112           24             146          120          26
  Other...............         70          66            4             160          137          23
                         --------    --------     --------        --------     --------    --------

Total net sales.......  $   1,168   $   1,049    $     119       $   1,541    $   1,395   $     146
                         --------    --------     --------        --------     --------    --------

Operating income:
  Corn................  $     448   $     414    $      34       $     432    $     404   $      28
  Soybeans............         30          27            3              17           14           3
  Other...............         15          10            5              13            2          11
                         --------    --------     --------        --------     --------    --------

  Product line operating
    income............  $     493   $     451    $      42       $     462    $     420   $      42

  Indirect general and
    administrative
      expenses........        (15)        (22)           7             (55)         (57)          2
                         --------    --------     --------        --------     --------    --------

Operating income......  $     478   $     429    $      49       $     407    $     363   $      44
                         --------    --------     --------        --------     --------    --------

Units delivered, North America:
  Corn................        9.7         8.9           .8            11.3         10.3          .9
  Soybeans............        9.4         8.4          1.0            10.0          9.0         1.0


    Operating income for the first nine months of fiscal 1996 increased from the same period a year ago principally the result of higher seed corn unit sales. Unit sales in North America have increased as a result of additional acreage planted to corn in fiscal 1996 over the prior year. Within Europe, operations have shown improvement as a result of increases in both unit sales and sales price. Higher fixed costs partially offset these improvements due to additional investments in research and higher selling expenses.


SEED CORN

    Fiscal 1996 year-to-date seed corn operating income increased $28 million over the same period last year. Operations within North America account for $12 million of the increase. European operations accounted for virtually all of the remaining improvement.

    Higher seed corn deliveries compared to the prior year was the primary factor affecting North American operations. Through third quarter, current year unit sales increased over 900,000 units from the prior year, contributing $38 million in operating income over fiscal 1995. The increase in unit sales is in line with the estimated eight percent or more increase in North American seed corn acreage.

    North American operating results were positively affected by an increase in the average seed corn selling price per unit, as well. Through third quarter of fiscal 1996, this increase contributed $4 million to the current year improvement in operating income. For the year, the per unit selling price of seed corn in North America is expected to increase approximately two percent. The increase is the result of a change in mix to higher-priced better-performing premium hybrids. The 1996 list price for all hybrids remained unchanged from 1995.

    Higher seed costs also impacted current year results. The smaller crop harvested in fiscal 1995 compared to fiscal 1994, higher commodity costs, and increased provisions for inventory reserves reduced current year operating income $21 million.

    Research expenses for corn increased $5 million, or ten percent, from year-to-date levels a year ago. The primary factors in this increase were expansion of biotechnology projects and trait and technology development combined with first year amortization related to research collaborations.

    Seed corn selling and administrative costs in North America increased $4 million, or 5 percent, from 1995 year-to-date levels. The major components of this increase were higher personnel costs due to merit increases and training along with higher costs associated with customer incentives as a result of higher cost gifts awarded in the current year.


Total Seed Corn Sales and Units
(In millions)

                                            Sales Dollars                     80MK Unit Sales
                                          Nine Months Ended                  Nine Months Ended
                                                May 31,                           May 31,
                                          1996          1995                1996           1995
                                      --------------------------          ----------------------


North America......................   $     853      $     779             11.265         10.337
Southern Europe....................         139            129              0.993          0.987
Italy..............................          87             75              0.613          0.584
Central Europe.....................          46             42              0.735          0.640
Northern Europe....................          30             37              0.247          0.318
Latin America......................          26             22              0.378          0.344
Mexico.............................          11             18              0.224          0.277
Other..............................          43             36              0.695          0.561
                                       --------       --------           --------       --------
  Total............................   $   1,235      $   1,138             15.150         14.048
                                       ========       ========           ========       ========

    European operations accounted for virtually all of the remaining $16 million increase in year-to-date seed corn operating income. Current year operations in Southern Europe and Italy represented most of the improvement within the region. Within Southern Europe, several countries experienced increases in market size, market share, and/or sales price which combined to improve current year operating income for the region. Operations in Italy improved $3 million principally due to a five percent increase in unit sales, the result of increased market share and market size, partially offset by higher seed costs.


SOYBEANS

    Year-to-date soybean operating income improved over 20 percent from prior year levels almost entirely from North American operations, which continue to grow and contributed more to the Company's overall results in 1996 than in any previous year. Unit sales in North America have increased over 11 percent, a result of market share gains and timing of deliveries, accounting for $4 million in operating income improvements over the prior year. An increase in current year list prices increased the average per-unit sales price, however, higher per-unit cost of sales, the result of higher commodity costs, offset the entire sales price improvement. Increased fixed selling and administrative expenses and additional investments in research account for the remaining change.

OTHER PRODUCTS

Year-to-date other products operating income for fiscal 1996 improved $11 million over the prior year. Improvements in various products contributed to the current year increase. Acreage increases in North America contributed to additional current year wheat unit sales, providing for an additional $3 million in other products operating income. Sorghum operating income improved $2 million, the result of additional unit sales in the Southern Plains of North America due to increased acreage, combined with an increase in the per-unit sales price. Year-to-date canola operating results improved $4 million as a result of timing of seed sales recognition in North America.

INDIRECT GENERAL AND ADMINISTRATIVE EXPENSES

Current year indirect general and administrative expenses decreased $2 million from 1995 levels. During the year, the Company undertook an active fixed cost management reduction program. Partially offsetting these savings was the adoption of Financial Accounting Standard No. 116 "Accounting for Contributions Made and Contributions Received" which required the company to accrue certain multi-year pledges which otherwise would have been expensed when paid.

NET FINANCIAL AND TAXES

    The strengthening of the U.S. dollar against certain European currencies and translation gains in Mexico recorded in fiscal 1995 not present in the current year account for principally all of the $7 million change in net financial income through third quarter of fiscal 1996 compared to the same period a year earlier.

    The estimated fiscal 1996 world-wide effective tax rate reflected in the third quarter is 36.5 percent. The actual world-wide effective tax rate for fiscal 1995 was 36.5 percent.

                             PIONEER HI-BRED INTERNATIONAL, INC.

                                 PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

          a. Exhibits

              Financial Data Schedule (Exhibit 27).

          b. Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended May 31, 1996.

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



                                        PIONEER HI-BRED INTERNATIONAL, INC.
                                                 (Registrant)


                                By             /s/CHARLES S. JOHNSON

                                                  CHARLES S. JOHNSON
                                      President and Chief Executive Officer
                                                  and Director


                                By             /s/JERRY L. CHICOINE

                                                  JERRY L. CHICOINE
                                    Senior Vice President, Chief Financial
                                    Officer and Corporate Secretary to the Board
Dated:  July 12, 1996