Form 10-K
period 1996-08-31
PIONEER HI BRED INTERNATIONAL INC
filed 1996-11-25
CIK 78716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the fiscal year ended August 31, 1996

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

                                      Iowa
         (State or other jurisdiction of incorporation or organization)

                                   42-0470520
                      (I.R.S. Employer Identification No.)

             700 Capital Square, 400 Locust, Des Moines, Iowa 50309
                    (Address of principal executive offices)

                                 (515) 248-4800
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


        Title of each class           Name of each exchange on which registered
  Common Stock ($1.00 par value)                 New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 9, 1996, was $5,127,129,984. As of October 9, 1996,
82,378,119 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Registrant incorporates by reference portions of the Pioneer Hi-Bred International, Inc. Annual Shareholders' Report for the year ended August 31, 1996. (Items 1 and 2 of Part I, Items 5, 6, 7 and 8 of Part II.)

2. Registrant incorporates by reference portions of the Pioneer Hi-Bred International, Inc. Proxy Statement for the annual meeting of shareholders on January 28, 1997. (Items 10, 11, 12 and 13 of Part III).

                                     PART I

ITEM   1.  BUSINESS

           The description of business contained in the Annual Report to Shareholders for the year ended August 31, 1996 is incorporated herein by reference.

ITEM   2.  PROPERTIES

           The description of properties contained in the Annual Report to Shareholders for the year ended August 31, 1996 is incorporated herein by reference.

ITEM   3.  LEGAL PROCEEDINGS

           The description of legal proceedings contained within footnote 7 in the Annual Report to Shareholders for the year ended August 31, 1996 is incorporated herein by reference.

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                     PART II

ITEM   5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           Market information for the Registrant's Common Stock contained in the Annual Report to Shareholders for the year ended August 31, 1996 is incorporated herein by reference.

ITEM   6.  SELECTED FINANCIAL DATA

           Selected   financial   data   contained  in  the  Annual   Report  to
           Shareholders for the year ended August 31, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's discussion and analysis of financial condition and results of operations contained in the Annual Report to Shareholders for the year ended August 31, 1996 is incorporated herein by reference.

ITEM   8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements of the Registrant, together with the report thereon of KPMG Peat Marwick LLP contained in the Annual Report to Shareholders for the year ended August 31, 1996 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1996; and the information responsive to the item is incorporated herein by reference.

ITEM  11.  EXECUTIVE COMPENSATION

           Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1996; and the information responsive to the item is incorporated herein by reference.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1996; and the information responsive to the item is incorporated herein by reference.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1996; and the information responsive to the item is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) 1. Financial Statements

                  The consolidated financial statements of Pioneer Hi-Bred International, Inc. and subsidiaries filed are listed on page 6.

           (a) 2. Financial Statement Schedules

                  The financial statement schedules of Pioneer Hi-Bred International, Inc. and subsidiaries filed are listed on page 6.

           (a) 3. Exhibits

                  The exhibits to the Annual Report of Pioneer Hi-Bred International, Inc. filed are listed on page 9.

           (b)    Reports on Form 8-K

                  No report on Form 8-K was filed during the fourth quarter of the year ended August 31, 1996.

                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES
                                       OF
                       PIONEER HI-BRED INTERNATIONAL, INC.
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1996


                                      INDEX

Financial Statements

The   following   consolidated   financial   statements   of   Pioneer   Hi-Bred
International,  Inc. and  subsidiaries are incorporated by reference in Part II,
Item 8:

Independent Auditors' Report
Consolidated Balance Sheets - August 31, 1996 and 1995
Consolidated Statements of Income - years ended August 31, 1996, 1995 and 1994 Consolidated Statements of Shareholders' Equity - years ended August 31, 1996, 1995 and 1994 Consolidated Statements of Cash Flows - years ended August 31, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

                                                                                 Page

Financial Statement Schedules

The following financial statement schedules of Pioneer Hi-Bred International, Inc. and subsidiaries are submitted in response to Part IV, Item 14:

Independent Auditors' Report................................................      7

Schedule II - Valuation and Qualifying Accounts.............................      8

Exhibits to the Annual Report...............................................      9

All other financial statement schedules have been omitted as not required, not applicable, or because all the data are included in the financial statements.


                          Independent Auditors' Report

To the Shareholders
Pioneer Hi-Bred International, Inc.

Under date of October 4, 1996, we reported on the consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related 1996, 1995 and 1994 financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Des Moines, Iowa
October 4, 1996

                       PIONEER HI-BRED INTERNATIONAL, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)


Column A                            Column B       Column C      Column D       Column E
--------                            --------       --------      --------       --------

                                                   Additions
                                    Balance At     Charged To                   Balance
                                    Beginning      Costs And     Deductions     At End
Description                         Of Period      Expenses      (Recoveries)*  Of Period

Allowance for Doubtful Accounts:

Year ended August 31, 1996.......   $     19       $     5       $     1        $    23
                                     -------        ------        ------         ------

Year ended August 31, 1995.......   $     21       $     2       $     4        $    19
                                     -------        ------        ------         ------

Year ended August 31, 1994.......   $     19       $     5       $     3        $    21
                                     -------        ------        ------         ------





*Represents accounts charged off as uncollectible, net of recoveries of bad debts.

                                      INDEX

                     Exhibits to Annual Report on Form 10-K
                           Year Ended August 31, 1996
                       PIONEER HI-BRED INTERNATIONAL, INC.

                                                                                   Page

Exhibit 3.1--Articles of Incorporation (Note 1)...............................       10
Exhibit 3.2--By-Laws (Note 2).................................................       10

Exhibit 4.1--Articles of Incorporation (Note 1)...............................       10
Exhibit 4.2--By-Laws (Note 2).................................................       10
Exhibit 4.3--Rights Agreement (Note 3)........................................       10
Exhibit 4.4--Specimen of Company's Common Stock Certificate (Note 4)..........       10

Exhibit 10--Material Contracts
          .1 Stock Option Plan (Note 5).......................................       10
          .2 Deferred Compensation Plan (Note 6)..............................       10
          .3 Annual Deferred Compensation Plan (Note 7).......................       10
          .4 Consulting Agreement with a Director (Note 8)....................       10
          .5 Supplemental Executive Retirement Plan...........................    11-27
          .6 Restricted Stock Plan - Performance Based........................    28-36
          .7 Management Reward Program - Performance Based....................    37-44

Exhibit 11--Statement re:  Computation of earnings per share..................       45

Exhibit 13--Annual Report to Shareholders for the fiscal year ended August 31, 1996
          .1 Description of the Company's business............................    46-47
          .2 Selected financial data..........................................       48
          .3 Consolidated net sales and operating income (loss) by product
              statement.......................................................       49
          .4 Management's discussion and analysis of financial condition and results
              of operations...................................................    50-58
          .5 Consolidated financial statements of the Registrant, together with the
              report thereon..................................................    59-77
          .6 Research and product development.................................       78
          .7 Description of properties........................................       79
          .8 Market for the Registrant's common stock.........................       80

Exhibit 21--Subsidiaries of Registrant........................................    81-84

Exhibit 23--Consents of experts and counsel...................................       85

Exhibit 27--Financial data schedule...........................................       86

See Notes for Exhibits to Annual Report on Form 10-K

                                      INDEX


                Notes for Exhibits to Annual Report on Form 10-K
                           Year Ended August 31, 1996
                       PIONEER HI-BRED INTERNATIONAL, INC.


Note 1. Incorporated herein by reference to Exhibit 4.2 of the Company's Form S-8 Registration Statement, filed July 26, 1996 (file #333-08927)

Note 2. Incorporated herein by reference to Exhibit 4.3 of the Company's Form S-8 Registration Statement, filed July 26, 1996 (file #333-08927)

Note 3. Incorporated herein by reference to Exhibit 1 of the Company's Form 8-A/A-1, filed March 14, 1995 (file #95520632)

Note 4. Incorporated herein by reference to Exhibit 4.5 of the Company's Form S-8 Registration Statement, filed July 26, 1996 (file #333-08927)

Note 5. Incorporated herein by reference to Exhibit 4.1 of the Company's Form S-8 Registration Statement, filed July 26, 1996 (file #333-08927)

Note 6. Incorporated herein by reference to Exhibit 10.2 of the Company's 1993 Annual Report on Form 10-K, filed November 29, 1993

Note 7. Incorporated herein by reference to Exhibit 10.3 of the Company's 1993 Annual Report on Form 10-K, filed November 29, 1993

Note 8. Incorporated herein by reference to Exhibit 10.5 of the Company's 1995 Annual Report on Form 10-K, filed November 28, 1995

                       PIONEER HI-BRED INTERNATIONAL, INC.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


                                    ARTICLE I

                            Amendment and Restatement


     Section 1.1. Amendment and Restatement. Pioneer Hi-Bred International, Inc. hereby amends and restates the Pioneer Hi-Bred International, Inc. Supplemental Executive Retirement Plan (the `Plan'). The amended and restated Plan shall apply only with respect to Participants who are employed by the Company or its Subsidiaries on or after the effective date of this amendment and restatement.


     Section 1.2. Effective Date. The effective date of the amended and restated Plan is March 14, 1989.


     Section 1.3. Purpose. The purpose of the Plan is to supplement the retirement benefits provided to selected executive employees under the Pioneer Hi-Bred International, Inc., Retirement Plan and to provide equitable retirement and survivor benefits for key executive employees, their surviving spouses, and Beneficiaries.


                                   ARTICLE II

                                   Definitions


     As used in this Plan, the following terms shall have the following meanings:


     Section 2.1. "Actuarial Equivalent" means a benefit having the same value as the benefit which such Actuarial Equivalent replaces. The determination of an Actuarial Equivalent shall be based on an annual interest rate assumption of eight percent (8%) and the 1984 Unisex Pension Mortality Table with the ages in said table set back one (1) year.

     Section 2.2. "Base Income" means the average of the Executive's Compensation in the last full Calendar Year prior to the Executive's Normal Retirement, Early Retirement, Death, or Disability determination, whichever occurs first, and the three immediately preceding Calendar Years.

     Section 2.3. "Beneficiary" means the person or persons designated pursuant to Section 4.9 by a Participant, or subsequent to the Participant's death, the Participant's spouse, to receive the benefits under this Plan if the Participant and the Participant's spouse do not live to receive benefits through the Term Certain Expiration Date. If such designation is not made, "Beneficiary" means the legal representative of the Participant or of the Participant's spouse, if a spouse survives the Participant.

     Section 2.4. "Board of Directors" means the Board of Directors of Pioneer Hi-Bred International, Inc. or a committee of the Board of Directors appointed to administer the Plan.

     Section 2.5. "Calendar Year" means the twelve-month period beginning January 1 and ending December 31.

     Section 2.6. "Change in Control" means (a) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "1934 Act")), or of record, of securities of Pioneer Hi-Bred International, Inc. representing twenty-five percent (25%) or more in number of any class of its then outstanding voting securities by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons acting in concert, other than (I) the Company and/or (II) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company, including a trust established pursuant to any such plan, or (b) the nomination and election of twenty-five percent (25%) or more of the members of the Board of Directors of Pioneer Hi-Bred International, Inc., without recommendation of such Board of Directors. The ownership of record of twenty-five percent (25%) or more in number of any class of the then outstanding voting securities of Pioneer Hi-Bred International, Inc. by a person engaged in the business of acting as a nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Change in Control.

     Section 2.7. "Company" means Pioneer Hi-Bred International, Inc., an Iowa corporation, and all wholly-owned subsidiaries of Pioneer Hi-Bred International, Inc.

     Section 2.8. "Compensation" means all amounts paid or allocated by the Company to the Executive for services rendered to the Company, including any bonuses, restricted stock grants valued on the date of grant) and any amounts which the Executive would have received but for the Executive's election to defer the compensation in return for the unsecured promise of the Company to make payments after retirement or other termination of employment. Notwithstanding the above definition, Compensation shall not include:

               (a) Company contributions to any qualified pension or profit-sharing plan.
               (b)    Director's fees.
               (c) Amounts paid as reimbursement for expenses incurred on behalf of the Company.
               (d) Amounts includible in the income of the Executive due to personal use of Company automobiles, aircraft, or other facilities or services, or due to payment of travel expenses for the Executive's spouse.
               (e) Incidental benefits paid on behalf of the Executive such as hospitalization insurance, health and accident insurance and group life insurance.
               (f) Extraordinary and nonrecurring expenses such as severance pay, lump sum payments made to terminate an employment contract, and relocation expenses, including mortgage interest differential payments and relocation bonuses.
               (g)    Dividends paid on restricted stock.


Compensation shall include all amounts contributed under a salary reduction agreement by the Participant to a plan maintained by the Company pursuant to
Section 401(k) or Section 125 of the Internal Revenue Code of 1986, as amended.

     Section 2.9. "Competitive Activities" means (a) engaging, directly or indirectly, whether as an employee, independent contractor, consultant, or otherwise, in a business similar to the business of the Company, during the period of the Executive's employment with the Company, and/or (b) owning, managing, operating, controlling, being employed by or having a financial interest in, or being connected in any manner with the ownership, management, operation, or conduct of any such similar business, provided that mere ownership (directly, indirectly or beneficially) of the stock of a corporation representing less than five percent (5%) of such corporation's outstanding stock shall not be considered a Competitive Activity.

     Section 2.10. "Date of Potential Change in Control" means the date as of which the Board of Directors determines that a Potential Change of Control has occurred under Section 5.2 of Article V.

     Section 2.11. "Disability" means permanent long-term disability for which the Executive would be entitled to disability benefits under any Company long-term disability plan. Such determination shall be made in the sole discretion of the Board of Directors and the decision of the Board of Directors shall be final.

     Section 2.12. "Early Retirement" means retirement prior to age 65 by a Participant who remains in Full-Time Employment until age 55 or, if later, the date on which the Participant completes five (5) years of service with the Company.

     Section 2.13. "Executive" means a key executive employee of the Company who is designated as such by the Board of Directors under Section 3.1.

     Section 2.14. "Full-Time Employment" means employment as a full-time salaried employee of the Company or its Subsidiaries, including any period of determined Disability.

     Section 2.15. "Integration Benefits" means the sum of (a) Social Security benefits, (b) retirement benefits provided by any jurisdiction outside the United States, whether coverage is mandatory or elective, (c) retirement or survivorship benefits received under any pension or profit sharing plan of the Company that qualifies for treatment under Section 401 of the Internal Revenue Code of 1986, as amended, but not including benefits received under a plan including a cash or deferred arrangement (within the meaning of Section 401(k) of the Internal Revenue Code of 1986, as amended) or an employee stock ownership plan (within the meaning of Section 4975(e)(7) of the Internal Revenue Code of 1986, as amended), And (d) retirement or survivorship benefits received under any pension or profit sharing plan of the Company maintained for the benefit of nonresident alien employees with no U.S. source income. For purposes of this Plan, "Social Security benefits" shall be deemed to be those benefits which would be payable to the Participant or, in the event of the Participant's death, the benefits which would be payable to the Participant's surviving spouse, at the Participant's Social Security retirement age. For purposes of this Plan, a Participant shall be deemed to have elected to receive any benefits the Participant is entitled to receive under any qualified plan in the form of 15-year certain and life annuity based on the actuarial assumptions contained in such qualified plan, or, if no actuarial assumptions are contained in such qualified plan, based upon the actuarial assumptions specified in the Pioneer Hi-Bred International, Inc. Retirement Plan. The retirement benefits provided by any jurisdiction outside the United States shall be deemed to be an amount certified by a consulting firm selected by the Company. Subject to the foregoing, the Participant's Integration Benefits shall be determined by the Corporate Human Resources Department as of the date of the Participant's Normal Retirement, Early Retirement, death, or Disability determination and shall not thereafter be adjusted on account of cost-of-living adjustments; or otherwise.

     Section 2.16. "Involuntary Termination of Employment" means (a) the termination of employment of a Participant by the Company other than Termination for Cause, (b) the resignation or retirement of a Participant for Stated Good Reason, or (c) in the case of a Participant who is in the Full-Time Employment of a domestic Subsidiary, either (I) the sale of a substantial portion of the assets of the Subsidiary within the meaning of Section 280G of the Internal Revenue Code of l986, as amended, or (II) the acquisition by an unrelated third party of ownership of more than fifty percent (50%) of the then outstanding stock, capital, or profits interest of the Subsidiary. The Board of Directors, in its sole discretion, shall determine whether the acquisition by an unrelated third party of ownership of an interest in a foreign subsidiary constitutes an Involuntary Termination of Employment.

     Section 2.17. "Letter of Credit" means one or more irrevocable agreements maintained by the Company under which the Minimum Amount is available for the account of the Company.

     Section 2.18. "Minimum Amount" means an amount that is no less than one hundred percent (100%) of the change-in-control benefits that would be provided under Section 4.8 of this Plan if each Participant were entitled to change-in-control benefits on the Date of Potential Change in Control.

     Section 2.19. "Named Fiduciary" means the Corporate Human Resources Department of Pioneer Hi-Bred International, Inc.

     Section 2.20. "Normal Retirement" means retirement by a Participant who remains in the employ of the Company until age 65 at any time on or after the Participant attains age 65.

     Section 2.21. "Participant" means an Executive who is designated as eligible to participate in this Plan by the Board of Directors.

     Section  2.22.  "Plan"  means  the  Pioneer  Hi-Bred  International,   Inc.
Supplemental Executive Retirement Plan, as amended from time to time.

     Section 2.23. "Potential Change in Control" means

     (A) The execution by Pioneer Hi-Bred International, Inc. of a written agreement which, if consummated, would constitute a Change in Control.

     (B) A public announcement (including any filing with the Securities and Exchange Commission) by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act) including any corporation or group of associated firms acting in concert, other than (I) the Company and/or (II) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company including a trust established pursuant to such plan, of an intention to take or consider taking actions which, if consummated, would constitute a Change in Control.

     (C) The acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the 1934 Act), or of record, of securities of Pioneer Hi-Bred International, Inc. representing fifteen percent (15%) or more in number of any class of its then outstanding voting securities by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons acting in concert, other than (I) the Company and/or (II) an employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company, including a trust established pursuant to any such plan. For purposes of this Section 2.23(C), the ownership of record of fifteen percent (15%) or more in number of any class of the then outstanding voting securities of Pioneer Hi-Bred International, Inc. by a person engaged in the business of acting as a nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Potential Change in Control.

     (D) The occurrence of any other event that the Board of Directors determines is a Potential Change in Control.

     Section 2.24. "Stated Good Reason" means a written determination by a Participant that he reasonably and in good faith cannot continue to fulfill the responsibilities for which he was employed. The Participant's determinations will be conclusively presumed to be reasonable and in good faith if, without the Participant's express written consent the Company (a) reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter, (b) fails to continue any bonus plans in which the Participant was entitled to participate immediately prior to the Change in Control, substantially in the form then in effect, (c) fails to continue in effect any benefit or compensation plan in which the Participant is participating immediately prior to the Change in Control (or plans providing substantially similar benefits), (d) assigns to the Participants any duties inconsistent with the Participant's duties, responsibilities or status immediately prior to the Change in Control, or changes the Participant's reporting responsibilities, titles or offices, or (e) requires the Participant to change the location of his job or office, so that the Participant will be based at a location more than thirty (30) miles distant by public highway from the location of his job or office immediately prior to the Change in Control.

     Section 2.25. "Subsidiary" means a corporation in which a majority of the voting securities outstanding at the time is owned directly or indirectly by the Company and/or by one or more of its other subsidiaries, or a non-corporate entity in which a majority of the capital or profits interest is owned directly or indirectly by the Company and/or by one or more of its other subsidiaries.

     Section 2.26. "Target Pre-Retirement Survivor Benefit" means the product of the applicable percentage multiplied by the Participant's Base Income.

Participant's Age at Date of Death                Applicable Percentage

     Less than 50 years                                75%

     50 to less  than 55 years                         70%

     55 to less than 60 years                          65%

     60 to less than 65 years                          60%

However, for purposes of this definition, "Base Income" shall be the Participant's Compensation in the last Calendar Year completed prior to the Participant's death in which the Participant was not disabled, subject to bonus and restricted stock grant recomputations substituting a four-year average of incentive bonuses paid and restricted stock granted for such Calendar Year and the three preceding Calendar Years in lieu of the incentive bonus paid and restricted stock granted in that Calendar Year.

     Section 2.27. "Target Retirement Benefit" means the product of sixty percent (60%) and the Participant's Base Income.

     Section  2.28.   "Term  Certain   Expiration   Date"  means  the  fifteenth
anniversary of the event, retirement or death, which causes payment of benefits under the Plan to commence.

     Section 2.29. "Termination for Cause" means the termination of employment of a Participant as a direct result of an act or acts of dishonesty constituting a felony under the laws of the United States or the State of Iowa and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company. An act or acts of dishonesty constituting a felony will be deemed to occur only if the act or acts constituting the felony are established either by (a) the specific admission of the Participant, or (b) a final nonappealable judgment of a court of competent jurisdiction.

     Section  2.30.  "Trust"  means  the  Pioneer  Hi-Bred  International,  Inc.
Supplemental Executive Retirement Plan Trust established under the Pioneer Hi-Bred International, Inc. Supplemental Executive Retirement Plan Trust Agreement.

     Section 2.31. "Trust Agreement" means the Pioneer Hi-Bred International, Inc. Supplemental Executive Retirement Plan Trust Agreement.

     Section 2.32. "Trustee" means the banking organization named in the Trust to hold and administer money and property in accordance with the Trust Agreement.

     Section 2.33. "Trust Fund" means all money and property delivered to the Trustee by the Company under the Trust Agreement, all investments and reinvestments made therewith or proceeds thereof and all earnings and profits thereon, less all payments and charges authorized under the Trust Agreement.


                                   ARTICLE III

                                  Participation


     Section 3.1. Participation. The Board of Directors shall have the sole discretion, from time to time, to designate which Executives shall participate in this Plan. This designation shall be by resolution of the Board of Directors.

                                   ARTICLE IV

                           Benefits and Distributions


     Section 4.1. Normal Retirement Benefits. If a Participant remains in the Full-Time Employment of the Company until age 65, the Participant shall receive a normal retirement benefit. The amount of the Participant's annual normal retirement benefit shall be equal to the Target Retirement Benefit reduced by the Integration Benefits. The Participant's annual normal retirement benefit, as so determined, shall be divided by twelve (12) to determine the Participant's monthly normal retirement benefits. The Participant's monthly normal retirement benefits shall be paid on the first day of each month with benefit payments commencing on the first day of the month immediately following the month of such Participant's retirement. The Participant's normal retirement benefits shall be paid in the form of an annuity for the Participant's life.

     Section 4.2. Early Retirement Benefits. The Board of Directors may grant early retirement benefits to a Participant who is in Full-Time Employment provided the Participant has at least five years of service with the Company and is at least age 55. The Board of Directors, in its sole discretion, may provide that early retirement benefits begin at any time after the granting of Early Retirement rather than at age 65. The amount of the Participant's annual early retirement benefit shall be determined by the Board of Directors. The Participant's annual early retirement benefit, as so determined, shall be divided by twelve (12) to determine the Participant's monthly early retirement benefit. The Participant's monthly early retirement benefits shall be paid on the first day of each month with benefit payments commencing on the first day of the month determined by the Board of Directors as the date early retirement benefit payments shall commence. The Participant's early retirement benefits shall be paid in the form of an annuity for the Participant's life.

     Section 4.3. Post-Retirement Death Benefits. If a Participant dies after benefits become payable under Section 4.1 or Section 4.2, but before the Participant receives payment of normal or early retirement benefits for 180 months, the Participant's surviving spouse, or in the event the Participant's spouse does not survive him or such spouse dies prior to the Term Certain Expiration Date, the Participant's Beneficiary, shall be entitled to receive a post-retirement death benefit. The amount of the annual post-retirement death benefit shall be equal to the Participant's Target Retirement Benefit reduced by the amount of Integration Benefits. The annual post-retirement death benefit, as so determined, shall be divided by twelve (12) to determine the monthly post-retirement death benefits. The monthly post-retirement death benefits shall be paid on the first day of each month, with benefit payments commencing on the first day of the month immediately following the month of the Participant's
death  and  continuing   until  the  Term  Certain   Expiration   Date.  If  the
Participant's spouse survives the Term Certain Expiration Date, the Participant's spouse shall be entitled to receive a continuing post-retirement death benefit in an amount equal to two-thirds (2/3) of the Participant's Target Retirement Benefit reduced by the Integration Benefits. The surviving spouse's continuing post-retirement death benefits shall be paid in the form of an annuity for the life of the Participant's surviving spouse.

     Section 4.4. Pre-Retirement Survivor Benefits. If a Participant dies prior to age 65 but while in Full-Time Employment and if the Participant is survived by the participant's spouse, the Participant's spouse shall receive a pre-retirement survivor benefit. In the event the Participant's spouse does not survive him or the Participant's spouse survives but does not live until the Term Certain Expiration Date, the designated Beneficiary shall receive a pre-retirement survivor benefit. The amount of the annual pre-retirement survivor benefit payable to the Participant's surviving spouse shall be equal to the Target Pre-Retirement Survivor Benefit reduced by the Integration Benefits. The amount of the annual pre-retirement survivor benefit payable to a Beneficiary other than the Participant's surviving spouse shall be equal to the Target Pre-Retirement Survivor Benefit less Integration Benefits to which the Participant's spouse would have been entitled through the Term Certain Expiration Date. The annual pre-retirement survivor benefit, as so determined, shall be divided by twelve (12) to determine the monthly pre-retirement survivor benefit. The monthly pre-retirement survivor benefits shall be paid on the first day of each month, with benefit payments commencing on the first day of the month immediately following the month of the Participant's death and continuing until the Term Certain Expiration Date.

     Section 4.5.  Termination  of  Employment  Benefits.  Except as provided in
Section 4.8, if a Participant's employment terminates prior to age 65, either by the Company or by the Participant, and either with or without cause, no further amounts shall be paid under any provision of this Plan, unless the Board of Directors, in its sole discretion, shall provide that benefits will be paid regardless of the Participant's termination of employment, provided that death, Early Retirement and determined Disability shall not be deemed a termination of employment for purposes of this Section 4.5.

     Section 4.6. Lump Sum Payment. At any time, in the sole discretion of the Board of Directors, the Actuarial Equivalent of the future benefits due under the Plan on behalf of any recipient may be computed and paid in one lump sum.

     Section 4.7. Prohibition of Competitive  Activities.  Except as provided in
Section 4.8, if a Participant engages in Competitive Activities, no further benefits shall be payable under any provision of this Plan.

     Section 4.8. Change-in-Control Benefits.

     (a) Notwithstanding any other provision of this Plan, in the event of the Involuntary Termination of Employment of a Participant within five (5) years following a Change in Control, the Participant shall receive change-in-control benefits. Such change-in-control benefits shall be paid in lieu of and not in addition to any other benefits payable under this Plan.

     (b) If, on the date of the Participant's Involuntary Termination of Employment, the sum of the Participant's age and years of service equals at least fifty-five (55), the amount of the Participant's change-in-control benefits shall be an amount equal to the lump sum present value, as of the date of the Participant's Involuntary Termination of Employment, of the monthly normal retirement benefits that would be payable under this Plan determined as if the Participant had (i) remained in Full-Time Employment until age 65, (ii) retired on such date, and (iii) received monthly normal retirement benefit payments for 180 months. In all other cases, in the event of the Involuntary Termination of Employment of a Participant, the amount of the Participant's change-in-control benefits shall be an amount equal to the lump sum present value as of the date of the Participant's Involuntary Termination of Employment of the monthly early retirement benefits that would be payable under this Plan determined as if the Participant had (i) remained in Full-Time Employment until age 55 (or, if later, the date on which would have completed five (5) years of service), (ii) retired on such date and (iii) received monthly early retirement benefit payments for 180 months equal to The Actuarial Equivalent of the Participant's normal retirement benefits.

     (c) The Participant's change-in-control benefits shall be paid in a lump sum no later than sixty (60) days following the Participant's Involuntary Termination of Employment. In the event of the Participant's death following the date of the Participant's Involuntary Termination of Employment but prior to payment of the change-in-control benefits, the Participant's change-in-control benefits shall be paid to the Participant's spouse, or, in the event the Participant's spouse does not survive him, the Participant's Beneficiary.

     (d) For purposes of determining the present value of such normal or early retirement benefits for purposes of this Section 4.8, the interest rate assumption shall be the rate used by the Pension Benefit Guaranty Corporation to determine the present value of an immediate benefit upon plan termination as of the first day of the month immediately preceding the date of the Participant's Involuntary Termination of Employment.

     Section 4.9. Designation of Beneficiary. The Participant, or, subsequent to the Participant's death, the Participant's spouse may designate a beneficiary or beneficiaries, primary and contingent, to receive any post-retirement death benefits or pre-retirement survivor benefits payable under this Plan if the Participant and the Participant's spouse do not live to receive benefits through the Term Certain Expiration Date. Such designation shall be in writing, signed by the Participant or the Participant's spouse, as the case may be, and delivered to the Corporate Human Resources Department of the Company, to be effective when received by the Corporate Human Resources Department. The Participant, or the Participant's spouse, as the case may be, shall have the right to change such designation, without the consent of any prior beneficiary, by filing a new designation, in the same manner, with the Corporate Human Resources Department of the Company. Any such changes shall be deemed to revoke all prior designations, unless a contrary intention is expressly stated in the change of designation. In the event such designation is not made, any remaining payments to be paid under this Plan shall be paid to the legal representative of the Participant or of the Participant's spouse, if a spouse survives the Participant.

     Section 4.10. Facility of Payment. If the Board of Directors determines that a Participant, his spouse or Beneficiary is unable to care for his affairs and a legal representative has not been appointed for such person, the Board of Directors may (but shall not be required to) direct that any payments made hereunder shall be made to a spouse, parent, child, or other blood relative of such person, or to anyone found by the Board of Directors properly to have incurred expense for the support and maintenance of such Participant, his spouse or Beneficiary, so long as, under applicable law, such payments are permitted and discharge completely all liabilities of the Company under the Plan.

     Section 4.11. Taxes. The Company shall deduct from any distributions under this Plan the amount of any taxes required to be withheld from such distribution by any federal, state or local government. The Participants, their spouses, Beneficiaries and personal representatives shall bear any and all federal, state, local or other taxes imposed on amounts distributed under this Plan.

                                    ARTICLE V

                               Funding of Benefits


     Section 5.1. Notification. Immediately upon gaining knowledge that a Potential Change in Control has occurred or is likely to occur, a member or members of the Board of Directors shall notify the President of Pioneer Hi-Bred International, Inc. The notification shall be a written certification of such member or members to the President setting forth the facts upon which such knowledge is based.

     Section 5.2. Meeting of the Board of Directors. Upon receipt of the notification required by Section 5.1 of this Article V, the President or any two members of the Board of Directors shall call a special meeting of the Board of Directors to determine whether a Potential Change in Control has occurred. If the Board of Directors determines that a Potential Change in Control has occurred, the Board of Directors shall direct the appropriate officers of Pioneer Hi-Bred International Inc. to fund the Trust in accordance with Section
5.3 of this Article V.

     Section 5.3. Funding the Trust. On the Date of potential Change in Control, or as soon as is administratively feasible following the Date of Potential Change in Control, Pioneer Hi-Bred International, Inc. shall contribute to the Trust (a) a Letter of Credit in the Minimum Amount, or (b) cash or property equal in value to the Minimum Amount. In the event that Pioneer Hi-Bred International, Inc. funds the Trust with a Letter of Credit, the Board of Directors shall cause the Minimum Amount to be drawn and contributed to the Trust upon the occurrence of a Change in Control, or earlier in the discretion of the Board of Directors.

     Section 5.4. The Trust. The Trust Fund shall be held and administered for the sole purpose of providing deferred compensation to Participants in accordance with the provisions of this Plan and the Trust Agreement and defraying reasonable expenses of administration in accordance with the provisions of the Trust Agreement; provided that if (a) Pioneer Hi-Bred International, Inc. is unable to pay its debts as they mature or as they become due or (b) Pioneer Hi-Bred International, Inc. files or has filed against it any proceedings under the bankruptcy laws of the United States or the State of Iowa, the Trust Fund shall be used to satisfy the claims of the general creditors of Pioneer Hi-Bred International, Inc.


                                   ARTICLE VI

                      Administration and Amendment of Plan


     Section  6.1.   Authority  of  Board  of  Directors.   The  Plan  shall  be
administered by the Board of Directors. 'The Board of Directors shall have plenary authority to select employees who are eligible to participate in the Plan, to make all determinations required under the Plan, to interpret the Plan, to decide all questions of fact arising under the Plan, to formulate rules and regulations covering the operation of the Plan and to make all other determinations necessary or desirable in the administration of the Plan. The decision of the Board of Directors on any questions concerning or involving the interpretation or administration of the Plan shall be final and conclusive. While this Plan is intended to supplement the benefits provided under the Pioneer Hi-Bred International, Inc. Retirement Plan, in interpreting or administering this Plan, the Board of Directors need not consider or be bound by any interpretation of the provisions of the Pioneer Hi-Bred International, Inc. Retirement Plan or the manner in which such plan is administered.

     Section 6.2. Claim for Benefits. Any claim for benefits shall be made in writing to the Named Fiduciary. The claim for benefits shall be reviewed by the Named Fiduciary and the Board of Directors. If any part of the claim is denied, the Named Fiduciary shall provide a written notice, within ninety (90) days after the receipt of the claim by the Named Fiduciary, setting forth: (a) the specific reasons for the denial; (b) specific reference to the provision of this Plan or any agreement entered into between the Participant and the Company upon which the denial is based; (c) any additional information the claimant should furnish to perfect the claim; and (d) the steps to be taken if a review of the denial is desired.

     If a claim is denied and a review is desired, the Participant (or the Participant's Beneficiary, as the case may be) shall notify the Named Fiduciary in writing within sixty (60) days. In requesting a review, the Participant or Beneficiary may review this Plan or any documents relating to it and submit any written issues and comments he may feel appropriate. In its sole discretion the Board of Directors shall then review the claim and provide a written decision within sixty (60) days. This decision shall state the specific reasons for the decision and shall include reference to specific provisions of the Plan or any agreement entered into between the Participant and the Company on which the decision is based.

     Section 6.3. Information Concerning Integration Benefits. The recipient of benefits under any provision of this Plan shall be required to inform the Company of any amount of Social Security benefits, retirement benefits provided by any jurisdiction outside the United States or any other amount which might affect benefits under this Plan, to be received by the recipient. If such information is requested by the Company, but adequate information is not received prior to five (5) days before the payment date of any payment dependent on the information requested, the benefit payment may be delayed, without interest, until ten (10) days after such information is received.

     Section 6.4. Amendment and Termination. The Plan may at any time be amended, modified or terminated by the Board of Directors. Prior to a Change in Control, no amendment, modification or termination shall, without the written consent of the affected Participant, spouse or Beneficiary, reduce the benefits any such person was receiving under this Plan. In the event of a Change in Control, no amendment, modification or termination shall, without the written consent of the affected Participant, spouse, or Beneficiary, reduce the benefits such person was receiving or the benefits that would be paid upon the Participant's retirement, death, or termination of employment, including the benefits that would be paid upon the Participant's Involuntary Termination of a Participant following a Change in Control, under the terms of the Plan immediately prior to the Change in Control.



                                   ARTICLE VII

                                  Miscellaneous


     Section 7.1. No Assignment. The right of a Participant (or Beneficiary, as the case may be) to receive any distribution under the Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, levy or charge, and any attempt so to anticipate, alienate, sell, transfer, assign, pledge, encumber, levy or charge the same shall be void; provided, however, that the right to receive payment is transferable by the laws of descent and distribution.

     Section 7.2. Unsecured Claim. The right of any Participant (or his Beneficiary or personal representative) to receive any distribution under the Plan (directly from the Company or through the Trust) shall be an unsecured claim against the general assets of the Company, and neither the Plan nor the Trust entitle a Participant (or his Beneficiary or personal representative) to a greater priority than the Company's general creditors. Assets, if any, which may be set aside by the Company for accounting purposes shall not in any way be held in trust for, or be subject to, any prior claims by the Participant or his Beneficiary. The Company shall have no duty whatsoever to purchase any assets for purposes of providing benefits under this Plan. The Company's promise to pay the benefits provided under this Plan shall be a contractual obligation that is not evidenced by notes or secured in any way.

     Section 7.3. No Rights in Life Insurance. If the Company elects to purchase one or more life insurance contracts to provide the Company with funds to make payments under this Plan, the Company shall at all times be the sole and complete owner and beneficiary of such contracts, and shall have the unrestricted right to use all amounts and to exercise all options and privileges thereunder without the knowledge or consent of the Participant, his Beneficiary, or any other person, and no Participant, Beneficiary, or person, other than the Company, shall have any right, title, or interest whatsoever in or to any such contract. The Participant shall cooperate with all reasonable requests made by the Company or any insurance carrier selected by the Company to determine whether the Participant is insurable at standard rates, including any requests made by the Company or such insurance carrier that the Participant submit to a medical examination, or provide other information relevant to a determination of whether the Participant is insurable at standard rates, including the Participant's current health status, health history of the Participant and any family members, and the activities engaged in by the Participant including dangerous or illegal activities.

     Section 7.4. No Contract of Employment. Nothing in this Plan shall be construed as a contract of employment between the Company and any Participant. Nothing in this Plan shall be deemed to constitute a contract for services between the Company and the Participant, and nothing contained in this Plan shall be deemed to give the Participant any right to continue furnishing services to the Company or the Company any right to demand such services. Except as provided in Section 4.8, nothing in this Plan shall be construed as a limitation of the right of the Company to discharge the Participant, with or without cause.

     Section 7.5. Binding Effect. This Plan shall be binding upon the Company, its successors and assigns, and upon the Participant, his spouse, his Beneficiary, and their heirs, legatees, executors and personal or legal representatives.

     Section 7.6. Gender; Headings. Any masculine pronoun shall include the feminine and the singular shall include the plural, and vice versa. The headings in this Plan are for convenience of reference only.

     Section 7.7. Severability. If any provision of this Plan is held to be illegal, invalid, or unenforceable, such illegality, invalidity, or unenforceability shall not affect the remaining provisions of this Plan, and such provisions shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never been inserted herein.

     Section 7.8. Governing Law. This Plan shall be governed by the laws of the State of Iowa without reference to the principles of conflicts of law therein.

IN WITNESS WHEREOF, the Company has caused this instrument to be executed by its duly authorized officers.

                                          PIONEER HI-BRED INTERNATIONAL, INC.

                                          By:  /s/ Thomas N. Urban
                                          ---  -------------------
                                                   Thomas N. Urban
                                                   President
By:  /s/Dale L. Porter
---  -----------------
        Dale L. Porter
        Secretary

TO:     Corporate Human Resources Department
        Pioneer Hi-Bred International, Inc.
        Suite 700, Capital Square
        Des Moines, Iowa  50309
                                                 RE:    Beneficiary Designation

Gentlemen:

Pursuant to Section 4.9 of the Pioneer Hi-Bred International, Inc. Supplemental Executive Retirement Plan, effective as amended and restated March 14, 1989, I hereby designate that benefits payable under Sections 4.4, 4.5, or 4.8(c) of the Plan be paid to the following person(s) in the indicated proportions (if none indicated, benefits shall be payable in equal proportion to each person designated):

           (Designated Beneficiaries)                       (Proportion)

           =========================                        ==============
           =========================                        ==============

If any person is deceased at the time of any payment to be made under the Plan, the payment allocable to that person shall be made to the following person(s) in the indicated proportions (if none indicated, benefits shall be payable in equal proportion to each person designated):

           (Designated Beneficiaries)                       (Proportion)

           ==========================                       ==============
           ==========================                       ==============

Notwithstanding any provision of the Plan and this designation to the contrary, in the event that my spouse survives me, he/she [shall] [shall not] have the right to revoke any designation of beneficiaries made herein and thereupon designate the person(s) to receive the benefits described in Sections 4.3, 4.4, or 4.7 of the Plan.

This beneficiary designation shall remain in full force unless and until canceled or superseded by written notice executed by me and delivered to you before my death.

                                                 Very truly,
                                                 ------------------------------

                              AMENDMENT TO THE SERP


        1)  "Fiscal" replaces the word "Calendar" in Sections 2.2 and 2.26.

        2)  Section 2.5 be deleted in its entirety.

        3) A new Section 2.7 should be added which shall read in its entirety as follows:

            Section 2.7 "Company Long-Term Disability Plan" means a group disability plan which is sponsored by the Company or one of its Subsidiaries and for which premiums are paid by the Company or one of its Subsidiaries or which is funded by the Company or one of its Subsidiaries without the payment of premiums by the Participant. It does not include a plan or a portion of the plan for which premiums are paid by the Participant.

        4) The first sentence of Section 2.8 be deleted and replaced with the following:

            "Compensation" means all amounts paid or allocated by the Company to the Executive for services rendered to the Company, including any bonuses, restricted stock grants and any amounts which the Executive would have received but for the Executive's election to defer the compensation in return for the unsecured promise of the Company to make payments after retirement or other termination of employment. Restricted stock grants, bonuses and other compensation will be included as part of compensation for the Fiscal Year in which the service was rendered. Restricted Stock will be valued on the date of grant without regards to restrictions.

        5)  The following language in Section 2.12 should be deleted:

            "any  Long-Term  disability  plan sponsored by the Company or a subsidiary" and replaced with: "Company Long-Term Disability Plan"

        6)  Capitalize Company Long Term Disability Plan in Section 2.11.

        7)  A new Section 2.12 should be added which reads as follows:

            Section 2.12. "Disability Retirement" means retirement of a participant who has a disability and who has requested disability retirement, and that is accepted and approved by the Board of Directors in its sole discretion prior to a participant reaching age 65.

        8)  Section 2.12 shall be deleted and replaced with the following:

            Section 2.12 "Early Retirement" means retirement accepted and approved by the Board of Directors in its sole discretion prior to a Participant reaching age sixty-five (65) who remains in Full Time Employment until age fifty-five (55), or if later, the date of which the Participant completes five (5) years of service with the Company.

        9) A new Section 2.14 be added which shall read in its entirety as follows:

            Section 2.14 "Fiscal Year" means the 12 month period beginning September 1 and ending August 31.

        10) The following should be included at the end of Section 2.14:

            "unless  Disability  Retirement  is accepted  and  approved by the board of directors."

        11) The second sentence of Section 2.15 shall be deleted and replaced with the following:

            For purposes of this Plan, "Social Security Benefits" shall be deemed to be zero until the Participant first begins receiving Social Security benefit payments. Thereafter, Social Security benefits shall equal the actual amount of Social Security benefits which the Participant receives when the Participant first begins receiving benefits.

        12) The following should be included after "Subject to the foregoing" in the last sentence of Section 2.15:

            "and as set forth in Article IV."

        13) The following sentence be added after the last sentence of 2.26:

            For purposes of the recomputation, restricted stock grants and bonuses will be included in Compensation for the Fiscal Year in which the services was rendered. Restricted stock will be valued on the date of grant without regards to restrictions.

        14) The following shall be added after the end of the second sentence of
            Section 4.1:

            If necessary, the normal retirement benefit will be adjusted when the Participant begins receiving Social Security Benefits.

        15) The first three sentences of Section 4.2 shall be deleted and replaced with the following:

            Section 4.2  Early Retirement Benefits.
            If early retirement is accepted and approved by the Board of Directors in its sole discretion, a Participant who is in Full Time Employment and has reached age fifty-five (55) and has five (5) years of service will receive an early retirement benefit. The amount of the Participant's early retirement benefit shall be equal to the Target Retirement Benefit reduced by the Integration Benefits. If necessary, the early retirement benefit will be adjusted when the Participant begins to receive Social Security benefits.

        16) A new Section 4.3 should be added which reads as follows:

            Section 4.3.  Disability Retirement Benefits.
            If the Participant so requests, and if Disability Retirement is accepted and approved by the Board of Directors in its sole discretion, a Participant who has a disability will receive a disability retirement benefit in lieu of any benefits that might be paid under Section 4.1 or 4.2. The amount of the Participant's disability retirement benefit shall be equal to the Target Retirement Benefit reduced by the Integration Benefit and the amount that the Participant is receiving under any Company Long-Term Disability Plan.

            Prior to being entitled to receive benefits  described under clauses
            (c) and (d) of the first sentence of Section 2.15 because the Participant is receiving disability benefits, there will be no reduction for such benefits. After the Participant is entitled to receive benefits described under clauses (c) and (d) of the first sentence of Section 2.15, disability retirement benefits will be recalculated with a reduction for such benefits as described in
            Section 2.15.

            If necessary, the disability retirement benefit will be adjusted when the Participant begins to receive Social Security Benefits. It also will be adjusted based upon any adjustment in the benefits that are payable under any Company long term disability plan.

            The Participant's annual disability retirement benefit, as so determined shall be divided by twelve (12) to determine the Participant's monthly disability retirement benefits. The Participant's monthly disability retirement benefits shall be paid on the first day of each month with benefit payments commencing on the first day of the month immediately following the month
            Disability Retirement is approved. The Participant's disability retirement benefits shall be paid in the form of an annuity for the Participant's life.

        17) The following  language should be deleted from the first sentence of
            Section 4.3:

            "4.1 or Section 4.2 but before the Participant receives payment of normal or early retirement benefits for 180 months" and replaced with "4.1, Section 4.2 or Section 4.3 but before the Participant receives payment of normal, early or disability retirement benefits for 180 months,"

        18) The second sentence of Section 4.3 should be deleted and replaced with the following:

            The amount of annual post-retirement death benefits shall be equal to the annual benefit payable to the Participant under Section 4.1,
            4.2 or 4.3 except as set forth below. Reductions for Social Security benefits and Company Long-Term Disability Plan payments will no longer be based upon what was paid to the Participant but will be adjusted based upon the amount of the benefits payable under a Company Long-Term Disability Plan or amount of Social Security benefits payable to the surviving spouse or other Beneficiary because of the Participant's death. If Participant was receiving disability retirement benefits, and the Participant did not receive benefits described under clauses (c) and (d) of the first sentence of Section 2.15, post-retirement death benefits will also be reduced by the payments to surviving spouse or the Participant's Beneficiary received from benefits described under clauses (c) and (d) of the first sentence of Section 2.15.

        19) The following should be deleted from the fifth sentence of Section 4.3:

            "or the Participant's Target Retirement Benefit reduced by the Integration Benefits" and replaced by the following: "of the amount of annual post-retirement death benefits that the surviving spouse was receiving at the Term Certain Expiration Date."

        20) The following  should be added at  the end of the third  sentence of
            Section 4.4:

            "and the amount of benefits the surviving spouse receives under a Company Long-Term Disability Plan."

        21) The following language should be deleted from the fourth sentence of
            Section 4.4:

            "to which the Participant's spouse would have been entitled through the Term Certain Expiration Date" and replaced with the following:
            "and the amount of benefits the Beneficiary receives under a Company long term disability plan."

        22) Add the following at the end of Section 4.4:

            For the purposes of this Section only, the Social Security Benefits included in the Integration Benefits shall be the Social Security Benefits payable to the Surviving Spouse or other beneficiary because of the Participant's death. If necessary, the benefit will be adjusted based upon the amount of the benefits payable under a Company long term disability plan or amount of Social Security benefits payable to the surviving spouse or other Beneficiary. The monthly pre-retirement death benefits for Beneficiaries other than the surviving spouse should only be paid until the Term Certain Expiration Date.

        23) In Section 4.5 replace "and determined Disability" with "Disability and Disability Retirement".

        24) In the last sentence of Section 4.8(b) delete the following:

            "equal to the Actuarial Equivalent of the Participant's normal retirement benefits."

        25) The following shall be added after the last sentence of Section 4.8(d):

            For the purposes of this Section 4.8, Social Security Benefits included in the Integration Benefits will be zero.

        26) The following section be added at Section 4.12:

            Section 4.12  Benefits Calculations.
            If necessary, the Company will calculate a benefit based on estimated bonus, restricted stock awards and compensation. The estimates will be determined by the Company in its sole discretion. The Company will recalculate the benefits based on the actual amounts and will adjust the next payment so that that payment and all previous payments equal the amount the employee would have been entitled to if the employee had received his benefits based on the actual amount from the beginning of the payments. Thereafter, payments will be based on the actual amounts.

        27) The following  should replace  "retirement" in the third sentence of
            Section 6.4 "Normal, Early or Disability Retirement".

        28) In Sections 4.5 and 7.4, "Section 4.8" should be replaced with "Section 4.9".

        29) The section numbers be renumbered as appropriate to reflect the above changes.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                   RESTRICTED STOCK PLAN -- PERFORMANCE BASED


SECTION 1.  ESTABLISHMENT AND PURPOSE

     1.1 Establishment. Pioneer Hi-Bred International, Inc. hereby establishes a stock reward plan for key management employees, as described herein, which shall be known as the PIONEER HI-BRED INTERNATIONAL, INC. RESTRICTED STOCK PLAN -- PERFORMANCE-BASED (hereinafter called the "Plan").

     1.2 Effective Date. The effective date of the Plan is September 1, 1995.

     1.3 Purpose. The purpose of this Plan is to align the interests of key management employees with the long-term interest of shareholders through the ownership and retention of Company stock.

SECTION 2.  DEFINITIONS

     Whenever used herein, the following terms shall have the meanings set forth below:

     (a) "Base Salary" means a Participant's base annual salary as of August 31 of the Plan Year without reduction for contributions or deferrals to various plans.
     (b) "Board" means the Board of Directors of Pioneer Hi-Bred International, Inc.
     (c) "Change in Control" means (i) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended (the "1934 Act")), or of record, of securities of Pioneer Hi-Bred International, Inc. representing twenty-five percent (25%) or more in number of any class of its then outstanding voting securities by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons action in concert, other than (A) the Company and/or (B) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company, including a trust established pursuant to any such plan, or (ii) the nomination and election of twenty-five percent (25%) or more of the members of the Board of Directors of the Company without recommendation of such Board of Directors. The ownership of record of 25% or more in number of any class of the then outstanding voting securities of the Company by a person engaged in the business of acting as nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Change in Control.
     (d) "CIC Participant" means an employee 1) who would have been eligible for a grant in respect of the Plan Year prior to the Plan Year in which the Change in Control occurs regardless of whether he or she was terminated after the Plan Year but before the grant or 2) who but for his or her termination, would have been eligible for a grant in respect of the Plan Year in which the Change in Control occurred.
     (e) "Committee" means the Compensation Committee of the Board or any successor Committee.
     (f) "Company" means Pioneer Hi-Bred International, Inc., an Iowa corporation, and any division or subsidiary thereof.
     (g) "Corporate Management Committee" means the Company's committee of executive officers selected by the chief executive officer or any successor committee. (h) "The Cumulative Three Years Earnings Per Share" means for a given Plan Year the sum of the Earnings Per Share for the Plan Year and the two previous Plan Years. Plan year for years prior to the effective date shall be the Company's fiscal year.

     (i) "Earnings Per Share" means the after tax earnings per share of outstanding stock plus or minus adjustments to remove the impact of unusual or nonrecurring events.
     (j) "EPS Growth Percentage" means the percentage that corresponds to the Cumulative Three Years Earnings Per Share for the given Plan Year as shown on Attachment 1 or as may be modified prior to the Plan Year by the Compensation Committee. Minimum is 0% with no maximum. Interpolation of actual results is computed between table points. Points beyond 25% are calculated using the same methodology used in calculating the EPS Growth Percentage on Attachment 1.
     (k) "EPS Multiplier" means the multiplier as calculated in Section 5.2.
     (l) "Fair Market Value" of a share of Common Stock of the Company shall mean, with respect to the date in question, either (x) the average of the highest and lowest selling prices or (y) the closing sale price of such stock, as selected by the Committee; or if the Company's Common Stock is not quoted by NASDAQ, traded on a national exchange, or otherwise traded publicly, the value determined, in good faith, by the Committee.
     (m) "Involuntary Termination of Employment" means (a) the termination of employment of a CIC Participant by the Company other than Termination for Cause,
(b) the resignation or retirement of a CIC Participant for Stated Good Reason, or (c) in the case of a CIC Participant who is in the full-time employment of a domestic Subsidiary, either (I) the sale of a substantial portion of the assets of the Subsidiary within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or (II) the acquisition by an unrelated third party of ownership of more than fifty percent (50%) of the then outstanding stock, capital, or profits interest of the Subsidiary. The Board of Directors, in its sole discretion, shall determine whether the acquisition by an unrelated third party of ownership of an interest in a foreign subsidiary constitutes an Involuntary Termination of Employment.
     (n) "Key Management  Employee" means those employees eligible under Section
4.
     (o) "Operations Committee" means the Company Committee of officers responsible for various operations as selected by the chief executive officer or any successor committee.
     (p) "Outstanding Stock" means the weighted average daily stock outstanding without giving effect to the dilutive impact of outstanding options.
     (q) "Participant Pay Band" means that Pay Band for which the Participant is categorized pursuant to Section 5.3.
     (r) "Pay Band Target Percentage" means the Reward targets as a percent of Base Salary for a Pay Band or portion thereof as set forth in Section 5.4. (s) "Participant" means a Key Management Employee who is awarded and holds Restricted Stock pursuant to the Plan.
     (t) "Pay Band" means job evaluation categories I - VI. The Pay Band may be further divided or consolidated as necessary.
     (u) "Plan" means the Pioneer Hi-Bred International, Inc. Restricted Stock Plan -- Performance-Based, as amended from time to time.
     (v) "Plan Year" means the 12 month period beginning September 1 and ending August 31.
     (w) "Prior to the Plan Year" means either prior to or within the first ninety days of the Plan Year.
     (x) "Restricted Stock" means the common stock, $1.00 par value, of Pioneer Hi-Bred International, Inc. which is issued or granted pursuant to the Plan.
     (y) "Shares" means the common stock, $1 par value, of the Company.

     (z) "Stated Good Reason" means a written determination by a CIC Participant that he reasonably and in good faith cannot continue to fulfill the responsibilities for which he was employed. This determination will be conclusively presumed to be reasonable and in good faith if, without the CIC Participant's express written consent, the Company (a) reduces the CIC Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter, (b) fails to continue any bonus plans in which the CIC Participant was entitled to participate immediately prior to the Change in Control, substantially in the form then in effect, (c) fails to continue in effect any benefit or compensation plan in which the CIC Participant is participating immediately prior to the Change in Control (or plans providing substantially similar benefits), (d) assigns to the CIC Participants any duties inconsistent with the CIC Participant's duties, responsibilities or status immediately prior to the Change in Control, or changes the CIC Participant's reporting responsibilities, titles or offices, or (e) requires the CIC Participant to change the location of his job or office, so that the Participant will be based at a location more than thirty (30) miles distant by public highway from the location of his job or office immediately prior to the Change in Control.
     (aa) "Subsidiary" means a corporation in which the majority of the voting securities outstanding at the time is owned directly or indirectly by Pioneer Hi-Bred International, Inc. and/or by one or more of its other subsidiaries, or a non-corporate entity in which a majority of the capital or profits interest is owned directly or indirectly by Pioneer Hi-Bred International, Inc. and/or one or more of its other subsidiaries.
     (ab) "Termination for Cause" means the termination of employment of a CIC Participant as a direct result of an act or acts of dishonesty, constituting a felony under the laws of the United States or the State of Iowa and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company. An act or acts of dishonesty constituting a felony will be deemed to occur only if the act or acts constituting the felony are established either by (a) the specific admission of the Participant or (b) a final noappealable judgment of a court of competent jurisdiction.

SECTION 3.  ADMINISTRATION

     3.1 Administration. The Plan shall be administered by the Committee. The Committee shall have authority to make all determinations required under the Plan, to interpret the Plan, to decide questions of facts arising under the Plan, to formulate rules and regulations covering the operation of the Plan and to make all other determinations necessary or desirable in the administration of the Plan. The decisions of the Committee on any questions concerning or involving the interpretation or administration of the Plan shall be final and conclusive.

     3.2 Delegation of Authority. The Committee may delegate to any officer of the Company its duties under the Plan pursuant to such conditions or limitations as the Committee may establish, except that only the Committee may administer the Plan for Participants who are subject to Section 16 of the Securities Exchange Act of 1934.

SECTION 4.  ELIGIBILITY

     To be eligible to participate in the Plan an individual must be on full-time, regular status on the United States or Canadian payroll. To be eligible to receive grants, such employee must be eligible as of the last day of the Plan Year and as of the date of the grant except as set forth below. Employees who meet the following conditions are also eligible to receive a grant: 1) eligible on the last day of the Plan Year, 2) before the date of the grant employment terminates because of normal retirement, death, or total and permanent disability, or employment terminates after early retirement is accepted and approved by the Committee, and 3) the employee is not terminated for cause as determined by the Committee prior to the date of the grants. This eligibility exception does not mean that grants of stock will be accelerated. Additionally, the employee must be in one of the Pay Bands a) I - III

(inclusive), b) IV with recommendation of the Corporate Officer to whom the employee's business unit reports and approval by the Operations Committee, or c) (as an exception) with the approval of the Corporate Management Committee. Prior to the Plan Year, the Committee may adjust which Pay Band an employee must be in to be eligible. Other employees of the Company or its affiliates approved by the Committee will also be eligible and entitled to grants including officers not on the United States or Canadian payroll.

SECTION 5.  GRANT

     5.1 Nature of Goal. Grants will be based upon three-year EPS growth.

     5.2 EPS Multipliers.

     The EPS Multiplier is that multiplier as set forth below, or as approved by the Committee Prior to the Plan Year, that corresponds to EPS Growth Percentage.

      EPS Growth Percentage             Multiplier*

               0%                          0.00
               1%                          0.08
               2%                          0.17
               3%                          0.25
               4%                          0.33
               5%                          0.42
               6%                          0.50
               7%                          0.58
               8%                          0.67
               9%                          0.75
              10%                          0.83
              11%                          0.92
              12%                          1.00
              13%                          1.00
              14%                          1.00
              15%                          1.25
              16%                          1.40
              17%                          1.55
              18%                          1.70
              19%                          1.85
              20%                          2.00
              21%                          2.05
              22%                          2.10
              23%                          2.15
              24%                          2.20
              25%                          2.25

        *Minimum is 0% with no maximum. Interpolation of actual results is computed between table points. Beyond 25% each 1% increase in the EPS Growth Percentage corresponds to an .05 increase in the multiplier.

     5.3 Pay Band. Each employee is assigned or reassigned to a Pay Band. An appropriate Pay Band for an employee is determined by considering job factors such as: 1) impact, 2) complexity, 3) knowledge, skills and competencies, and 4) experience.

     5.4 Pay Band Target Percent. The following table sets forth the targets as a percent of Base Salary for each respective Pay Band:

                      Pay Band                  Target

                        CEO                        75%
                        I                          60%
                        II                     45-50%*
                        III                    25-40%*
                        IV                         10%

     *The exact Pay Band Target Percent will be determined prior to the Plan Year depending upon market data.

     Such Pay Band Target Percentage may be modified by the Committee Prior to the Plan Year. If a Key Management Employee moves from 1 eligible Pay Band or portion thereof to another in a Plan Year the Pay Band Target Percent will be adjusted pro rata for the portion of the year in each Pay Band.

     5.5 Grant. a) Shares of the Restricted Stock will be granted under the Plan equal in value to i) EPS multiplier, multiplied by the Pay Band Target Percentage multiplied by Base Salary, or ii) such lesser value as the Committee shall determine in its sole discretion.

     b)The shares to be granted will be determined as of the grant date, or such other date approved by the Committee, based on the Fair Market Value of a share of Common Stock the trading day before the grant. Such value shall be without reference to any restrictions on transfer. Such grants will be made following the end of the Plan Year.

     c) The calculation in clause i) of Section 5.5(a), for a Key Management Employee who was eligible at the end of the Plan Year but not eligible during some period of the Plan Year will be reduced pro rata for the portion of the Plan Year he was not eligible.

     5.6 Maximum. In no event will the reward be in excess of a maximum set for each Pay Band as approved by the Committee prior to the Plan Year but any such reward is subject to the overriding maximum reward described below. In no event will the maximum value of a reward (valued at the date of grant without regard to restrictions) to an individual employee under this Plan exceed three million dollars for a Plan Year.

SECTION 6.  COMMITTEE CERTIFICATION

     Before any grant is made the Committee must certify that the multiplier level was in fact reached and all other material terms of the Plan were satisfied.

SECTION 7.  CHANGE IN CONTROL BENEFITS

     7.1 Benefits. Notwithstanding any other provision of this Plan, in the event of the Involuntary Termination of Employment of a CIC Participant within three (3) years following a Change in Control, the CIC Participant shall receive a cash amount equal to the Change in Control benefits. Such Change in Control benefits shall be paid in lieu of and not in addition to any other benefits for the Plan Year under this Plan.

     7.2 Amount. The amount of the Change in Control benefit shall equal the amount calculated in clause a(i) of Section 5.5 (with no reduction) prorated for the portion of the Plan Year before Involuntary Termination of Employment of a CIC Participant and subject to the maximum set forth in the second sentence of
Section 5.6. In addition, if the Involuntary Termination of Employment is after a Plan Year, but prior to a grant in respect of that Plan Year, in addition to the amount paid for the Plan Year in which the Involuntary Termination of Employment occurred, the CIC participant shall receive an amount equal to the calculation under clause a(i) of Section 5.5 (with no reduction) for the Plan Year prior to the Involuntary Termination subject to the maximum set forth in the second sentence of Section 5.6.

     7.3 Amendment & Termination. No amendment or termination of the Plan, 1 year prior to or after a Change in Control, will affect the payments under this
Section 7 for Involuntary Termination of Employment after the Change in Control.

SECTION 8.  STOCK SUBJECT TO THE PLAN

     8.1 Number. The total number of Shares that may be granted under the Plan shall not exceed 1,750,000. These Shares may consist, in whole or in part, of authorized but unissued Shares or Shares reacquired by the Company, including without limitation, Shares purchased in the open market, and not reserved for any other purpose.

     8.2 Reacquired Shares. If, at any time, Shares issued pursuant to the Plan shall have been reacquired by the Company in connection with the restrictions herein imposed on such shares, such reacquired Shares again shall become available for issuance under the Plan at any time prior to its termination.

     8.3 Adjustment in Capitalization. In the event of any change in the outstanding Shares of the Company by reason of a stock dividend, stock split, recapitalization, merger, consolidation, combination, or exchange of shares or other similar corporate change, the aggregate number and kind of Shares issuable under this Plan shall be appropriately adjusted by the Committee, whose determination shall be conclusive.

SECTION 9. SHARES OF RESTRICTED STOCK

     9.1 Grant of Shares of Restricted Stock. Awards of Restricted Stock to Participants shall be granted under a Restricted Stock Agreement between the Company and the Participant which shall provide that the shares subject to any such award shall be subject to such forfeiture and other conditions, including the provisions of Section 9.6 hereof, for such period of time as the Committee shall designate.

     9.2 Transferability. Subject to Section 9.7 through 9.9 hereof, the shares of Restricted Stock granted to a Participant may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated as long as the shares are subject to forfeiture or other conditions as provided in the Plan, and as set forth in the Restricted Stock Agreement pursuant to which such shares were granted.

     9.3 Removal of Restrictions. Except as otherwise provided herein, or as may be required by applicable law, shares of Restricted Stock covered by each Restricted Stock Agreement made under this Plan will become freely transferable by the Participant upon the expiration of a period of time following the date of grant as specified in terms of the Restricted Stock Agreement.

     9.4 Other Restrictions. The Company may impose such other restrictions on any shares granted pursuant to this Plan as it may deem advisable, including, without limitation, restrictions on the transfer until all amounts owing to the Company are paid and any withholding relating to the Restricted Stock have been paid, and restrictions required by the federal securities laws, by the requirements of any stock exchange upon which such shares or shares of the same class are then listed and by any state securities laws applicable to such shares.

     9.5 Legends and Escrow. In addition to any other legends or restrictions, the Company specifically reserves the right to place on each certificate or account representing shares of Restricted Stock a legend as follows:

               "The sales or other transfer of shares of stock represented by this certificate (account), whether voluntary, involuntary, or by operation of law, is subject to the restrictions on transfer and forfeiture conditions (which include the satisfaction of certain employment service requirements) set forth in the Pioneer Hi-Bred International, Inc. Restricted Stock Plan -- Performance-Based and in a Restricted Stock Agreement. A copy of such plan and agreement may be inspected at the offices of the Secretary of the Company."

        All shares of Restricted Stock shall be held by the Committee in escrow on behalf of the Participant awarded such shares, together with a Power of Attorney executed by the Participant, in form satisfactory to the Committee and authorizing the Company to transfer such shares as provided in the Restricted Stock Agreement, until such time as all restrictions imposed on such shares pursuant to the Plan and the Restricted Stock Agreement have expired or been earlier terminated.

     9.6 Termination of Employment. In the event that, prior to the removal of restrictions on shares of Restricted Stock as contemplated by Section 9.3, a Participant's employment with the Company terminates for any reason other than normal retirement, death, total and permanent disability or early retirement accepted and approved by the Committee, then any shares subject to time period restrictions or forfeiture conditions at the date of such termination shall automatically be forfeited to the Company. A Participant shall not forfeit any rights to Restricted Stock previously granted to him, solely because he or she ceases to qualify as a Key Management Employee.

     9.7 Normal Retirement, Death or Total, Permanent Disability and Early Retirement. In the event that, prior to the removal of restrictions on shares of Restricted Stock as contemplated by Section 9.3, a Participant's employment with the Company terminates because of normal retirement, death or total and permanent disability, any uncompleted portion of a time period restriction or forfeiture conditions, as set forth in the terms of the Restricted Stock Agreement, shall be waived by the Company. If early retirement is accepted and approved by the Committee in its sole discretion any uncompleted portion of a time period restriction or forfeiture condition, as set forth in the terms of the Restricted Stock Agreement, shall be waived. The shares released from such restrictions pursuant to this Section 9.7 thereafter shall be freely transferable by the Participant, subject to any applicable legal requirements.

     9.8 Change in Control. Upon a Change in Control, all restrictions shall lapse on shares of Restricted Stock granted under this Plan.

     9.9 Waiver at the Committee's Discretion. Notwithstanding the above, the Committee also may waive all restrictions on shares of Restricted Stock at any time, in its sole discretion. The shares released from such restrictions pursuant to this Section 9.9 thereafter shall be freely transferable by the Participant, subject to any applicable legal requirements.

     9.10 Voting Rights. Participants shall have full voting rights with respect to shares of Restricted Stock.

     9.11 Dividend Rights. Except as the Committee may otherwise determine, Participants shall have full dividend rights with any such dividends being paid currently. If all or part of a dividend is paid in shares of stock, the dividend shares shall be subject to the same restrictions on transferability as the shares of Restricted Stock that are the basis for the dividend.

     9.12 Security Interest in Shares of Restricted Stock. In connection with the execution of any Restricted Stock Agreement, the Committee may require that a Participant grants to the Company a security interest in the shares of Restricted Stock issued or granted pursuant to this Plan to secure the payment of any sums then owing or thereafter coming due to the Company, including income tax withholdings, to the Company by such Participant. This security interest shall continue until the shares of Restricted Stock are no longer held by the Committee in escrow on behalf of the Participant pursuant to Section 9.5 and are no longer subject to restrictions pursuant to the Plan.

SECTION 10.  WITHHOLDING OF TAXES

     The Company may require, as a condition to any grant under the Plan or to the release of any restrictions, security interest or escrow hereunder, that the Participant pay to the Company, in cash, any federal, state or local taxes of any kind required by law to be withheld with respect to any grant, vesting or delivery of Restricted Stock. The Committee, in its sole discretion, may permit Participants to pay such taxes a) through the withholding of Restricted Stock otherwise deliverable to such Participant in connection with such vesting or delivery or b) the delivery to the Company of Shares otherwise acquired by the Participant. The Restricted Stock withheld by the Company or Shares tendered to the Company for the satisfaction of tax withholding obligations under this section shall be valued in the same manner as used in computing the withholding taxes under applicable law. The Company, to the extent permitted or required by law, shall have the right to deduct from any payment of any kind (including salary or bonus) otherwise due to a Participant any federal, state or local taxes of any kind required by law to be withheld with respect to any grant, vesting or delivery of Restricted Stock under the Plan, or to retain or sell without notice a sufficient number of the Restricted Stock granted or to be granted to such Participant to cover any such taxes, provided that the Company shall not sell any such Restricted Stock if such sale would be considered a sale by such Participant for purposes of Section 16 of the Exchange Act.

SECTION 11.  SHAREHOLDER APPROVAL

     This Plan will not be effective unless the shareholders approve the Plan by a majority of the vote in a separate shareholder vote.

SECTION 12.  AMENDMENT AND TERMINATION

     12.1 Amendment. Except as set forth in Section 7.3, this Plan may be amended by the Board without shareholder approval except as otherwise required by the law. Any such amendment will not apply to the Plan Year in which such amendment was adopted or earlier Plan Years.

     12.2 Termination. The Company reserves the right to terminate the Plan at any time by action of the Board except as set forth in Section 7.3. After a Change in Control any termination will not apply to the Plan Year in which such termination was adopted or any earlier Plan Year.

     12.3 Existing Restrictions. Neither amendment nor termination of this Plan shall affect any shares previously issued or any restrictions previously issued or any restrictions previously imposed on such shares pursuant to this Plan.

SECTION 13.  PROVISIONS APPLICABLE SOLELY TO INSIDERS

Persons subject to Section 16 of the 1934 Act with respect to securities of the Company , may have to comply with additional rules imposed by the Company to ensure compliance with Section 16.

SECTION 14 - MISCELLANEOUS

     14.1 No Contract of Employment. Nothing in this Plan shall be construed as a contract of employment between the Company and any Participant. Nothing in this Plan shall be deemed to constitute a contract for services between the Company and a Participant, and nothing contained in the Plan shall be deemed to give a Participant any right to continue furnishing services to the Company or the Company any right to demand such services. Nothing in this Plan shall be construed as an elimination of the right of the Company to discharge a Participant, with or without cause.

     14.2 Severability. If any provision of this Plan is held to be illegal, invalid, or unenforceable, such illegality, invalidity or unenforceability shall not affect the remaining provisions of this Plan, and such provision shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never been inserted.

     14.3 Governing Law. This Plan shall be governed by the laws of the State of Iowa without reference to the principles of conflict of laws therein. Notwithstanding the foregoing, this Plan shall be administered as to constitute a plan of performance-based compensation under all applicable federal tax laws.

                                   PIONEER HI-BRED INTERNATIONAL, INC.



                                   By:/s/ Charles S. Johnson
                                   -------------------------
                                          Charles S. Johnson
                                          President and CEO


/s/ Jerry L. Chicoine
---------------------
    Jerry L. Chicoine
    Secretary

                       PIONEER HI-BRED INTERNATIONAL, INC.
                 MANAGEMENT REWARD PROGRAM -- PERFORMANCE-BASED


ARTICLE 1 - ESTABLISHMENT OF THE PLAN

Section 1.1 - Establishment of the Plan

      The Company hereby establishes the Pioneer Hi-Bred International, Inc., Management Reward Program -- Performance- Based (the "Plan").

Section 1.2 - Effective Date

      The effective date of the Plan is September 1, 1995.

Section 1.3 - Purpose

      The Plan is designed to focus management efforts on the earnings and return on equity of the company and to reward results achieved in relation to those goals.

ARTICLE 2 - DEFINITIONS

Section 2.1 - Base Salary

      Base Salary means a Participant's base annual salary as of August 31 of the Plan Year without reduction for contributions or deferrals to various plans.

Section 2.2 - Board

      Board means the Board of Directors of Pioneer Hi-Bred International, Inc.

Section 2.3 - Change in Control

      Change in Control means (i) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended (the "1934 Act")), or of record, of securities of Pioneer Hi-Bred International, Inc. representing twenty-five percent (25%) or more in number of any class of its then outstanding voting securities by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons acting in concert, other than (A) the Corporation and/or (B) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Corporation, including a trust established pursuant to any such plan, or (ii) the nomination and election of twenty-five percent (25%) or more of the members of the Board of the Corporation without recommendation of such Board. The ownership of record of 25% or more in number of any class of the then outstanding voting securities of the Corporation by a person engaged in the business of acting as nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Change in Control.

Section 2.4 - CIC Participant

      "CIC Participant" means an employee 1) who would have been eligible for a reward in respect of the Plan Year prior to the Plan Year in which the Change in Control occurs or 2) who but for his or her termination, would have been eligible for a reward in respect of the Plan Year in which the Change in Control occurred.

Section 2.5 - Committee

      Committee means the Compensation Committee of the Board or any successor committee.

Section 2.6 - Company

      Company means Pioneer Hi-Bred International, Inc., an Iowa Corporation and any division or Subsidiary thereof.

Section 2.7 - Corporate Management Committee

      Corporate Management Committee means the Company's committee of executive officers selected by the chief executive officer or any successor committee.

Section 2.8 - Earnings Per Share (EPS)

      Earnings Per Share means the after tax earnings per share of outstanding stock plus or minus adjustments to remove the impact of unusual or nonrecurring events.

Section 2.9 - EPS Growth Percentage

      EPS Growth Percentage means the percentage that corresponds to the Earnings Per Share for the given Plan Year as shown on Attachment 1 or as may be modified prior to the Plan Year by the Compensation Committee. Minimum is 0% with no maximum. Interpolation of actual results is computed between table points. Points beyond 25% will be determined by the percentage the Earnings Per Share exceeds the Earnings Per Share set forth in the 13% row for the previous year.

Section 2.10 - EPS Multiplier

      EPS Multiplier means the multiplier as calculated in Section 4.2(a).

Section 2.11 - Involuntary Termination of Employment

      Involuntary Termination of Employment means (a) the termination of employment of a CIC Participant by the Company other than Termination for Cause,
(b) the resignation or retirement of a CIC Participant for Stated Good Reason, or (c) in the case of a CIC Participant who is in the full-time employment of a domestic Subsidiary, either (I) the sale of a substantial portion of the assets of the Subsidiary within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or (II) the acquisition by an unrelated third party of ownership of more than fifty percent (50%) of the then outstanding stock, capital, or profits interest of the Subsidiary. The Board, in its sole discretion, shall determine whether the acquisition by an unrelated third party of ownership of an interest in a foreign subsidiary constitutes an Involuntary Termination of Employment.

Section 2.12 - Outstanding Stock

      Outstanding Stock means the weighted average daily stock outstanding without giving effect to the dilutive impact of outstanding options.

Section 2.13 - Participants

      Participants means an employee who is eligible to participate in this Plan under Article 3.

Section 2.14 - Participant Pay Band
      Participant Pay Band means that Pay Band for which the Participant is categorized pursuant to Section 4.4.

Section 2.15 - Pay Band

      Pay Band means job evaluation categories I - VI. The Pay Bands may be further divided or consolidated as necessary.

Section 2.16 - Pay Band Target Percentage

      Pay Band Target Percentage means the Reward targets as a percent of Base Salary for a Pay Band or portion thereof as set forth in Section 4.6.

Section 2.17 - Plan

      Plan means Pioneer Hi-Bred International, Inc., Management Reward Program -- Performance-Based, as amended from time to time.

Section 2.18 - Plan Year

      Plan Year means the 12 month period beginning September 1 and ending August 31.

Section 2.19 - Prior to the Plan Year

      Prior to the Plan Year means either prior to or within the first 90 days of the Plan Year.

Section 2.20 - Return on Equity (ROE)

      Return on Equity (ROE) means net income over ending shareholders equity with adjustments to remove the impact of unusual or nonrecurring events.

Section 2.21 - Reward

      Reward means the reward under this Plan.

Section 2.22 - ROE Modifier

      ROE Modifier means the modifier as calculated in Section 4.2(b).

Section 2.23 - Stated Good Reason

      Stated Good Reason means a written determination by a CIC Participant that he reasonably and in good faith cannot continue to fulfill the responsibilities for which he was employed. The CIC Participant's determinations will be conclusively presumed to be reasonable and in good faith if, without the CIC Participant's express written consent, the Company (a) reduces the CIC Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter, (b) fails to continue any bonus plans in which the CIC Participant was entitled to participate immediately prior to the Change in Control, substantially in the form then in effect, (c) fails to continue in effect any benefit or compensation plan in which the CIC Participant is participating immediately prior to the Change in Control (or plans providing substantially similar benefits), (d) assigns to the CIC Participants any duties inconsistent with the CIC Participant's duties, responsibilities or status immediately prior to the Change in Control, or changes the CIC Participant's reporting responsibilities, titles or offices, or (e) requires the CIC Participant to change the location of his job or office, so that the CIC Participant will be based at a location more than thirty (30) miles distant by public highway from the location of his job or office immediately prior to the Change in Control.

Section 2.24 - Subsidiary

      Subsidiary means a corporation in which the majority of the voting securities outstanding at the time is owned directly or indirectly by Pioneer Hi-Bred International, Inc. and/or by one or more of its other subsidiaries, or a non-corporate entity in which a majority of the capital or profits interest is owned directly or indirectly by Pioneer Hi-Bred International, Inc. and/or one or more of its other subsidiaries.

Section 2.25 - Termination for Cause

      Termination for Cause shall mean the termination of employment of a CIC Participant as a direct result of an act or acts of dishonesty, constituting a felony under the laws of the United States or the State of Iowa and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company. An act or acts of dishonesty constituting a felony will be deemed to occur only if the act or acts constituting the felony are established either by (a) the specific admission of the Participant or (b) a final nonappealable judgment of a court of competent jurisdiction.

ARTICLE 3 - ADMINISTRATION

Section 3.1 - Administration

      The Plan shall be administered by the Committee. The Committee shall have authority to make all determinations required under the Plan, to interpret the Plan, to decide questions of facts arising under the Plan, to formulate rules and regulations covering the operation of the Plan and to make all other determinations necessary or desirable in the administration of the Plan. The decisions of the Committee on any questions concerning or involving the interpretation or administration of the Plan shall be final and conclusive.

Section 3.2 - Delegation of Authority

        The Committee may delegate to any officer of the Company its duties under the Plan pursuant to such conditions or limitations as the Committee may establish, except that only the Committee may administer the plan for Participants who are subject to Section 16 of the Securities Exchange Act of 1934.

ARTICLE 4 - ELIGIBILITY

Section 4.1 - Eligibility

      To be eligible to participate in the Plan an individual must be on full-time, regular status on the United States or Canadian payroll. To be entitled to receive a reward such employee must be on such payroll as of the last day of the Plan year. Additionally, the employee must be in one of the following Pay Bands: a)I - IV (inclusive), b)V with approval of the corporate officer to whom the employee's business unit reports, or c)(as an exception) with the approval of the Corporate Management Committee. Prior to the Plan Year the Committee may adjust which pay band an employee must be in to be eligible. Other employees of the Company or its affiliates approved by the Committee will also be eligible and entitled to Rewards including officers not on the U.S. or Canadian payroll.

Section 4.2 - Other Plans

      Participants are not eligible for profit sharing or any sales incentive program. Employees eligible for sales incentive programs are not eligible to participate in the Plan.

ARTICLE 5 - REWARD

Section 5.1 - Nature of Goal

      Rewards will be based upon EPS growth.

Section 5.2 - Multipliers

      a) EPS Multiplier. The EPS Multiplier is that multiplier as set forth below, or as approved by the Committee Prior to the Plan Year, that corresponds to EPS Growth Percentage.

      EPS Growth Percentage              Multiplier*

               0%                          0.00
               1%                          0.08
               2%                          0.17
               3%                          0.25
               4%                          0.33
               5%                          0.42
               6%                          0.50
               7%                          0.58
               8%                          0.67
               9%                          0.75
              10%                          0.83
              11%                          0.92
              12%                          1.00
              13%                          1.00
              14%                          1.00
              15%                          1.25
              16%                          1.40
              17%                          1.55
              18%                          1.70
              19%                          1.85
              20%                          2.00
              21%                          2.05
              22%                          2.10
              23%                          2.15
              24%                          2.20
              25%                          2.25

      *Minimum is 0% with no maximum. Interpolation of actual results is computed between table points. Beyond 25% each 1% increase in the EPS Growth Percentage corresponds to an .05 increase in the multiplier.

      b) ROE Modifier. ROE Modifier is that modifier as set forth below, or as approved by the Committee Prior to the Plan Year, that corresponds to Return on Equity.

             ROE                               Modifier*

             16%**                               .80
             17%                                 .85
             18%                                 .90
             19%                                 .95
             20%                                1.00
             21%                                1.05
             22%                                1.10
             23%                                1.15
             24%***                             1.20

      *Minimum is .80 with a maximum of 1.20. Interpolation of actual results is computed between table points.

      **Less than or equal to

      ***Greater than or equal to

Section 5.3 - Participant Pay Band

      Each employee is assigned or reassigned to a Pay Band. An appropriate Pay Band for an employee is determined by considering job factors such as: 1 impact, 2) complexity, 3) knowledge, skill and competencies, and 4) experience.

Section 5.4 - Pay Band Target Percent

      The following table sets forth the targets as a percent of Base Salary for each respective Pay Band:

                      Pay Band                  Target

                        CEO                        62%
                        I                          47%
                        II                     32-37%*
                        III                    12-27%*
                        IV                      5-12%*
                        V                        2-4%*

      Such Pay Band Target Percentage may be modified by the Committee Prior to the Plan Year. If a Key Management Employee moves from 1 eligible Pay Band or portion thereof to another in a Plan Year, the Pay Band Target Percentage will be adjusted pro rata for the portion of the year in each Pay Band.

      *The exact Pay Band Target Percent will be determined prior to the Plan Year depending upon market data.

Section 5.5 - Reward

        a) The Reward equals i) EPS Multiplier, multiplied by ROE Modifier, multiplied by Pay Band Target Percentage, multiplied by Base Salary, or ii) such lesser amount the Committee shall determine in its sole discretion.

        b) The calculation in clause i) of Section 5.5(a), for an Eligible Employee who was eligible at the end of the Plan Year but not eligible during some period of the Plan Year will be reduced pro rata for the portion of the Plan Year he was not eligible.

Section 5.6 - Maximum Reward

      The Reward received by a Participant will in no event exceed $3 million for a Plan Year.

ARTICLE 6 - COMMITTEE CERTIFICATION

Section 6.1 - Committee Certification

      Before any Reward is paid, the Committee must certify that the multiplier and modifier levels were in fact reached and all other material terms of the Plan were satisfied.

ARTICLE 7 - PAYMENT

Section 7.1 - Payment

      Participants will be paid their Reward less all applicable withholdings and deductions within 75 days following the Plan year.

ARTICLE 8 - CHANGE IN CONTROL BENEFITS

Section 8.1 - Benefits

      Notwithstanding any other provision of this Plan, in the event of the Involuntary Termination of Employment of a CIC Participant within three (3) years following a Change in Control, the CIC Participant shall receive Change in Control benefits. Such Change in Control benefits shall be paid in lieu of and not in addition to any other benefits for that Plan Year under this Plan.

Section 8.2 - Amount

      The amount of the Change in Control benefit shall equal the amount calculated in clause a(i) of Section 5.5 (with no reduction) prorated for the portion of the Plan Year before Involuntary Termination of Employment of the CIC Participant.

Section 8.3 - Amendment & Termination

      No amendment or termination of the Plan one year prior to or after a Change in Control will affect payments under this Article 8 for Involuntary Termination of Employment after a Change in Control.

ARTICLE 9 - SHAREHOLDER APPROVAL

Section 9.1 - Shareholder Approval

      This Plan will not be effective unless the shareholders approve the Plan by a majority of the vote in a separate shareholder vote.

ARTICLE 10 - AMENDMENT AND TERMINATION OF THE PLAN

Section 10.1 - Amendment

      Except as set forth in Section 8.3 the Plan may be amended by the Board without shareholder approval except as otherwise required by law. Any such amendment will not apply to the Plan Year in which such amendment was adopted or earlier Plan Years.

Section 10.2 - Termination

      The Company reserves the right to terminate the Plan at any time by action of the Board; except as set forth in Section 8.3. After a Change in Control any termination will not apply to the Plan Year in which such termination was adopted or any earlier Plan Year.

ARTICLE 11 - MISCELLANEOUS

Section 11.1 - No Contract of Employment

      Nothing in this Plan shall be construed as a contract of employment between the Company and any Participant. Nothing in this Plan shall be deemed to constitute a contract for services between a Company and a Participant, and nothing contained in the Plan shall be deemed to give a Participant any right to continue furnishing services to the Company or the Company any right to demand such services. Nothing in this Plan shall be construed as an elimination of the right of the Company to discharge a Participant, with or without cause.

Section 11.2 - Severability

      If any provision of this Plan is held to be illegal, invalid, or unenforceable, such illegality, invalidity or unenforceability shall not affect the remaining provisions of this Plan, and such provision shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never been inserted.

Section 11.3 - Governing Law

      This Plan shall be governed by the laws of the State of Iowa without reference to the principles of conflict of laws therein. Notwithstanding the foregoing, this Plan shall be administered as to constitute a plan of performance-based compensation under all applicable federal tax laws.

                                   PIONEER HI-BRED INTERNATIONAL, INC.

                                    By:/s/ Charles S. Johnson
                                    -------------------------
                                           Charles S. Johnson
                                           President and CEO


/s/ Jerry L. Chicoine
---------------------
    Jerry L. Chicoine
    Secretary

                                                 EXHIBIT 11

                                    PIONEER HI-BRED INTERNATIONAL, INC.

                                     COMPUTATION OF EARNINGS PER SHARE
                                  (In thousands, except per share amounts)

                                                     Years Ended August 31,
                                      1996          1995           1994          1993           1992
Number of shares of common
   stock outstanding at
   beginning of the period.......     83,487        86,215        89,442         90,274        90,829

Weighted average number of
   shares of common stock
   issued during the period......         75           128            90            148            52

Weighted average number of
   shares of common stock
   purchased for the treasury
   during the period.............       (408)       (1,832)         (884)          (308)          (92)
                                    --------       -------       -------        -------       -------

Weighted average number of
   shares of common stock
   outstanding during the
   period........................     83,154        84,511        88,648         90,114        90,789
                                    --------       -------       -------        -------       -------

Income before cumulative
   effect of changes in
   accounting principles.........   $222,962      $182,590      $212,664       $137,453      $152,160
                                     -------       -------       -------        -------       -------

Income before cumulative
   effect of changes in
   accounting principles
   per common share..............   $   2.68      $   2.16      $   2.40       $   1.53      $   1.68
                                     -------       -------       -------        -------       -------

Net income.......................   $222,962      $182,590      $212,664       $120,484      $152,160
                                     -------       -------       -------        -------       -------

Earnings per common share........   $   2.68      $   2.16      $   2.40       $   1.34      $   1.68
                                     -------       -------       -------        -------       -------



The common stock equivalents have not entered into the net income per share computations because they would not have a dilutive effect.


The Company's Business

Pioneer Hi-Bred's business is the broad application of the science of genetics. Pioneer was founded in 1926 to apply newly discovered genetic techniques to hybridize corn. Today, the Company develops, produces, and markets hybrids of corn, sorghum, and sunflowers; and varieties of soybeans, alfalfa, wheat, and canola.

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

Pioneer maintains the ownership of and controls the use of inbreds and varieties through patents and the Plant Variety Protection Act. Within the U.S., this essentially prohibits other parties from selling seed produced from those inbreds and varieties until such protection expires, usually well after the useful life of the seed. Outside of the U.S., the level of protection afforded varies from country to country according to local law and international agreement. Pioneer also applies for patents on new hybrids moving toward commercialization. The Company believes it is vital that products developed by its research programs remain proprietary. They must remain so in order to provide the economic return necessary to support continued research and product development, and to generate an adequate return to the Company's shareholders.


Sales by Region - 1996
(in millions)                 Corn        Soybeans     Other        Total

North America.............  $    908     $   160      $    89     $ 1,157
Europe....................  $    336     $     4      $    63     $   403
Latin America.............  $     84     $     -      $    13     $    97
Other Regions.............  $     49     $     -      $    15     $    64


The Company's principal products are hybrid seed corn and soybean seed, which have accounted for approximately 89 percent of total net sales and substantially 100 percent of operating profits over the last five years. These products are expected to maintain a dominant role in the Company's results of operations for the foreseeable future. Approximately 67 percent of total 1996 sales were made within the U.S. and Canada (the North America region) and 23 percent in Europe. Our goal within developing nations is to aid the development of the existing seed markets and establish businesses that can grow and prosper.

Two significant factors that determine the volume of seed sold and the related profit are government policies and weather. Government policies affect, among other things, crop acreage and commodity prices. Weather can affect commodity prices, product performance, the Company's seed field yields, and planting decisions made by farmers. Compared to hybrid seed, sales and profits from non-hybrid seed are more heavily dependent on commodity prices and the competition from farmer-saved seed. As a result, the margins are narrower and contributions are subject to year-to-year fluctuations.

In North America, the majority of Pioneer brand seed is marketed through independent sales representatives, most of whom are also farmers. In areas outside of the traditional Corn Belt, seed products are often marketed through dealers and distributors who handle other agricultural supplies. Pioneer products are marketed outside North America through a network of subsidiaries, joint ventures, and independent producer-distributors.

The hybrid seed industry is characterized by intense competition. In 1996, Pioneer seed corn held an estimated market share of 44 percent in North America. The next six competitors held an estimated combined market share of 27 percent with the closest competitor holding approximately 10 percent. The remainder of the market is divided among more than 300 companies selling regionally. The Company's 1996 purchased soybean seed market share is estimated at 17 percent, highest in the industry.

Pioneer has a leading market share position in most countries outside North America in which it operates. Significant markets in which the Company operates include: France, Italy, Germany, Hungary, Austria, Mexico, and Brazil. The Company's market share within these countries ranges form near 10 percent to more than 60 percent.

Competition in the seed industry is based primarily on product performance and price. The Company's objective is to produce products which consistently out-perform the competition and so command a premium price. The Company has been successful competing on that basis and expects to continue to do so through its ongoing investment in research and product development. The future success of the Company depends heavily on the results of these research activities. Continued improvement in the performance of the Company's products is necessary to maintain profit margins and market share.

The Company's research and product development activities are directed at products with significant market potential. Pioneer believes it possesses the largest single proprietary pool of germplasm in the world from which to develop new hybrid and varietal seed products. The majority of the Company's seed research is done through classical plant breeding techniques. However, the use of biotechnology is expected to have an impact on future results, both for Pioneer and the seed industry at large. Certain of our current products require government approval before commercialization. It is expected a larger number of our future products will also require such government approval.

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

Pioneer continues to pursue ISO 9000 certification and has 35 sites certified in six countries, including 19 production sites in the U.S. Certification with these standards will allow us to move product more easily from country to country.

Pioneer brand microbial products include inoculants for high-moisture corn silage, hay, and other forages, and direct-fed microbial products for livestock. This product line is focused on the research and development of products containing naturally occurring microorganisms.

The nutrition and industry markets (NIM) group is the worldwide focal point for addressing opportunities driven by the "end-use" markets. The primary mission of the NIM group is to ensure that Pioneer is the premier seed supplier in this end-use market segment.

At August 31, 1996, the Company employed approximately 4,700 people worldwide.

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

SELECTED FINANCIAL DATA


Consolidated Ten-Year Financial History

        Years Ended August 31,1996    1995     1994     1993     1992    1991     1990     1989    1988      1987
-----------------------------------------------------------------------------------------------------------------

(In millions, except per share and statistical amounts)

Summary Operations:
Net Sales..................$1,721   $1,532   $1,479   $1,343   $1,262   $1,125   $  964   $  867   $  759   $  710
                            =====    =====    =====    =====    =====    =====    =====    =====    =====    =====
Gross Profit...............$  858   $  760   $  759   $  700   $  640   $  549   $  442   $  391   $  389   $  349
                            =====    =====    =====    =====    =====    =====    =====    =====    =====    =====
Restructuring and Settlements       $   --   $   --   $   45   $ (54)   $   --   $   --   $   --   $   --   $   --
                                     =====    =====    =====    ====     =====    =====    =====    =====    =====
$........................--
Income From Continuing
  Operations...............$  223   $  183   $  213   $  137   $  152   $  104   $   73   $   82   $   84   $   64
                            =====    =====    =====    =====    =====    =====    =====    =====    =====    =====
Net Income.................$  223   $  183   $  213   $  120   $  152   $  104   $   73   $   98   $   65   $   54
                            =====    =====    =====    =====    =====    =====    =====    =====    =====    =====

Per Common Share Data:
Income From Continuing
  Operations...............$ 2.68   $ 2.16   $ 2.40   $ 1.53   $ 1.68   $ 1.15   $ 0.78   $ 0.86   $ 0.88   $ 0.67
Net Income.................$ 2.68   $ 2.16   $ 2.40   $ 1.34   $ 1.68   $ 1.15   $ 0.78   $ 1.03   $ 0.68   $ 0.56
Growth in Earnings Per
 Share*.................... 24.1%    (10.0)%   56.9%   (8.9)%    46.1%    47.4%   (9.3)%   (2.3)%    31.3%  (20.2)%
Dividends Declared.........$ 0.83   $ 0.71   $ 0.59   $ 0.50   $ 0.40   $ 0.39   $ 0.39   $ 0.36   $ 0.35   $ 0.26
Shareholders' Equity.......$12.36   $10.94   $10.22   $ 9.23   $ 8.86   $ 7.51   $ 7.00   $ 6.62   $ 6.04   $ 5.70

Balance Sheet Summary:
Current Assets.............$  784   $  770   $  742   $  717   $  703   $  606   $  538   $  474   $  450   $  465
Net Property & Other Assets   638      523      511      504      513      480      468      440      414      401
                           ------   -------  -------  -------  -------  -------  -------  -------  -------  ------
Total Assets...............$1,422   $1,293   $1,253   $1,221   $1,216   $1,086   $1,006   $  914   $  864   $  866
                            =====    =====    =====    =====    =====    =====    =====    =====    =====    =====

Current Liabilities........$  288   $  280   $  232   $  261   $  286   $  295   $  294   $  221   $  209   $  228
Long-Term Debt.............    25       18       66       68       74       67       19       17       28       33
Other Long-Term Liabilities             91       82       74       67       57       43       44       49       50
                                    ------   ------   ------   ------   ------   ------   ------   ------   ------
59
Total Liabilities..........$  404   $  380   $  372   $  396   $  417   $  405   $  357   $  287   $  287   $  320
                            =====    =====    =====    =====    =====    =====    =====    =====    =====    =====

Shareholders' Equity.......$1,018   $  913   $  881   $  825   $  799   $  681   $  649   $  627   $  577   $  546
                            =====    =====    =====    =====    =====    =====    =====    =====    =====    =====

Dividends Declared.........$   69   $   60   $   52   $   45   $   36   $   35   $   36   $   34   $   33   $   25
Average Shares Outstanding.  83.2     84.5     88.6     90.1     90.8     90.9     93.5     95.4     95.5     95.8

Other Statistics:
Return on Ending Equity*... 21.9%    20.0%    24.1%    16.7%    19.0%    15.3%    11.2%    13.1%    14.6%    11.7%
Return on Net Sales*....... 13.0%    12.0%    14.4%    10.2%    12.1%     9.3%     7.5%     9.4%    11.1%     9.0%
Return on Ending Assets*... 15.7%    14.2%    17.0%    11.2%    12.5%     9.6%     7.2%     9.0%     9.8%     7.4%
Gross Profit on Net Sales.. 49.9%    49.6%    51.3%    52.1%    50.7%    48.8%    45.8%    45.1%    51.2%    49.2%
Dividends Declared as a % of
     Net Income............ 30.9%    32.8%    24.6%    37.4%    23.9%    33.8%    49.7%    34.7%    50.9%    46.2%
Stock Price at August 31,..$55.13   $43.00   $31.25   $32.75   $26.50   $17.42   $13.25   $14.00   $11.75   $11.92
Market Capitalization at
  August 31, (in millions) $4,542   $3,590   $2,694   $2,929   $2,392   $1,579   $1,229   $1,326   $1,122   $1,142
Number of Employees........ 4,738    4,924    4,847    4,807    5,016    4,829    4,601    4,026    4,805    5,235

*Based on income from continuing operations before cumulative effect of accounting change


Consolidated Net Sales and Operating Income (Loss) by Product

          Years Ended August 31,    1996    %       1995     %     1994    %       1993    %     1992     %
-----------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)

NET SALES:
   Corn.........................  $1,377   80.0   $1,227   80.0 $ 1,185  80.1    $1,077  80.2  $1,013   80.3
   Soybeans.....................     164    9.5      145    9.5     128   8.7       116   8.6     109    8.6
   Other........................     180   10.5      160   10.5     166  11.2       150  11.2     140   11.1
                                   -----  -----    -----  -----  ------ -----    ------  ----   -----  -----
Total Net Sales.................  $1,721  100.0   $1,532  100.0 $ 1,479 100.0    $1,343 100.0  $1,262  100.0
                                   =====  =====    =====  =====  ====== =====     ===== =====   =====  =====

OPERATING INCOME (LOSS):
   Corn.........................  $  410   29.8   $  359   29.3 $   383  32.3    $  354  32.9  $  317   31.3
                                          =====           =====         =====            ====          =====
   Soybeans.....................      16    9.8        9    6.2       7   5.5         7   6.0       8    7.3
                                          =====           =====         =====            ====          =====
   Other........................      (3)  (1.6)     (15)  (9.4)    (21)(12.6)      (24)(16.0)    (30) (21.4)
                                          =====            ====         =====            =====         =====
   Restructuring and Settlements      --     --       --     --      45   3.0       (53) (3.9)     --     --
                                    ----  =====     ----   ====    ---- =====      -----  ====   ----- =====
Product Line Operating Income...  $  423   24.6   $  353   23.0 $   414  28.0    $  284  21.1  $  295   23.3
Indirect General and Administrative
   Expense......................     (76)  (4.4)     (73)  (4.7)    (68) (4.6)      (59) (4.4)    (52)  (4.1)
                                   -----  -----    -----  -----   ------ -----     ----- -----    ----- -----
----
Operating Income................  $  347   20.2   $  280   18.3 $   346  23.4    $  225  16.7  $  243   19.2
Financial Income (Expense)......       7    0.4       11    0.7       3   0.2        (6) (0.4)     (3)  (0.2)
                                   -----  -----    -----  -----  ------ -----    ------  ----   -----  -----
Income Before Items Shown Below.  $  354   20.6   $  291   19.0 $   349  23.6    $  219  16.3  $  240   19.0
Income Taxes....................    (127)  (7.4)    (106)  (6.9)   (134) (9.1)      (86) (6.4)    (87)  (6.9)
Minority Interest and Other.....      (4)  (0.2)      (2)  (0.1)     (2) (0.1)        4   0.3      (1)    --
                                   -----  -----    -----  -----  ------ ------     -----  ----  -----  -----
Income Before Cumulative Effect of
   Accounting Change............  $  223   13.0   $  183   12.0 $   213  14.4    $  137  10.2  $  152   12.1
Cumulative Effect of Accounting
   Change, Net..................      --    --        --     --      --    --       (17) (1.2)     --     --
                                   -----  -----     -----  -----  ------ -----    ------  ----   -----  -----
NET INCOME......................  $  223   13.0   $  183   12.0 $   213  14.4    $  120   9.0  $  152   12.1
                                   =====  =====    =====  =====  ====== =====     =====  ====   =====  =====

Income Per Common Share:
   Income Before Cumulative Effect
     of Accounting Change.......  $ 2.68          $ 2.16        $  2.40          $ 1.53        $ 1.68
   Cumulative Effect Of Accounting
     Change, Net................      --              --             --            (.19)           --
                                   -----           -----         ------          ------         -----
   Net Income...................  $ 2.68          $ 2.16        $  2.40          $ 1.34        $ 1.68
                                   =====           =====         ======           =====         =====

Average Shares Outstanding......    83.2            84.5           88.6            90.1          90.8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended August 31, 1996, Compared to the Year Ended August 31, 1995

Pioneer once again achieved outstanding financial results, posting record earnings in 1996. After-tax earnings in 1996 were $223 million, on sales of $1.7 billion. After-tax earnings in 1995 totaled $183 million, on sales of $1.5 billion. Earnings per share were $2.68 in 1996, a 24 percent increase over 1995 earnings of $2.16 per share. Return on Ending Equity (ROE) was above the targeted level of 20 percent for the third consecutive year. At the same time, we continued to increase our investment in research and product development.

Current year sales and earnings were positively impacted by strong corn sales in North America, Europe, Latin America, and Asia. Higher sales of soybeans and other products also contributed to the improvement in earnings.

An estimated 11 percent increase in corn acreage was the primary driver for higher 1996 sales and operating income in North America. Corn acreage rose over 1995 levels as a result of changes in government programs and higher corn commodity prices. An increase in the average per-unit sales price of the Company's seed corn sold in North America also positively impacted 1996 sales revenue and operating income. Higher seed costs in North America partially offset this improvement.

Operations outside North America also generated good earnings growth in 1996. Operating income in Europe improved as several countries experienced increases, either individually or in combination, in the three primary drivers: market size, market share, and sales price. Latin American and Asian operations also continued to grow, providing additional operating income over 1995 levels largely by capturing the benefits of larger markets.

North American soybean operations had record results in 1996. Higher sales and operating income from a year earlier resulted from increased market size. In addition, wheat and sorghum operations also positively impacted current year operating income.

Management is optimistic that 1997 will be another good year. North American corn acreage is expected to be similar to or slightly higher than 1996 levels. Higher commodity costs related to the 1996 crop will push per-unit seed corn cost of sales higher in 1997. However, the average seed corn sales price is expected to increase, which should keep overall margins similar to or better than 1996 levels. While results in regions outside North America are more difficult to predict, management believes that the Company is on target for future growth in these regions and will build on the record results of 1996.

As we  look  forward,  all  indications  point  to  continued  strong  financial performance. As always, uncertainties exist that could affect the Company's expectations, and fluctuations in expected results are likely as more information becomes available. Some of the important factors that could cause actual results to vary significantly from our expectations include weather, seed field yields, government programs/approvals, commodity prices, changes in corn acreage, intellectual property positions, product performance, customer preferences, currency fluctuations, and costs.


Hybrid Seed Corn

In 1996, seed corn operating income improved $51 million, or 14 percent, over last year. Operations within North America account for $20 million of the increase. European operations improved $25 million over 1995, with Latin America and Asia accounting for virtually all of the remaining improvement.


Corn Net Sales and Product Line Operating Income

                                         Increase                               Increase
                       1996             (Decrease)             1995            (Decrease)            1994
---------------------------------------------------------------------------------------------------------
(In millions)

NET SALES:
   North America....  $   908       $    100     12.4%        $   808     $   (38)     (4.5)%     $   846
   Europe...........      336             31     10.2%            305          84      38.0%          221
   Latin America....       84             18     27.3%             66          10      17.9%           56
   Other regions....       49              1      2.1%             48         (14)    (22.6)%          62
                       ------        -------                   ------       -----                  ------
Total net sales.....  $ 1,377       $    150     12.2%        $ 1,227     $    42       3.5%      $ 1,185
                       ======        =======     =====         ======      ======     ======       ======

OPERATING INCOME:
   North America....  $   276       $     20      7.8%        $   256     $   (21)     (7.6)%     $   277
   Europe...........      100             25     33.3%             75           6       8.7%           69
   Latin America....       21              3     16.7%             18          (1)     (5.3)%          19
   Other regions....       13              3     30.0%             10          (8)    (44.4)%          18
                       ------        -------                   ------       -----                  ------
Total operating income$   410       $     51     14.2%        $   359     $   (24)     (6.3)%      $  383
                       =======       =======    ======         ======      ======     ======       ======

UNIT SALES:
 (80,000-kernel units)
   North America....     12.1            1.2     11.4%           10.9        (0.9)     (7.6)%        11.8
   Europe...........      2.9            0.2      7.1%            2.7         0.5      23.1%          2.2
   Latin America....      1.3            0.4     30.5%            0.9          --       3.5%          0.9
   Other regions....      1.1            0.1     14.7%            1.0          --      (5.9)%         1.0
                       ------        -------                   ------       -----                  ------
Total unit sales....     17.4            1.9     12.0%           15.5        (0.4)     (2.6)%        15.9
                       ======        =======     =====         ======       ======    =======      ======

ACRES:
   North America....     82.7            8.5     11.4%           74.2        (7.8)     (9.5)%        82.0
                       ======        =======     =====         ======       ======    =======      ======

Higher seed corn unit sales were the primary factor contributing to the North American improvement, principally the result of an increase in market size. Corn acreage in 1996 increased approximately 11 percent over the prior year. In 1995, government programs reduced the number of corn acres planted. In 1996, no government restrictions and higher commodity prices encouraged the planting of more corn acres. Although overall corn acreage rose in North America, extremely wet field conditions in the Ohio River Valley region prohibited corn acres from reaching our customers' original planting intentions. Some were forced to switch to soybeans or other crops, which reduced our margin opportunities in that region.

In North America, current year seed corn unit sales increased approximately 1.2 million units, or 11 percent, over the previous year, the result of a world-class Pioneer sales and supply organization meeting the changing needs of customers. Sales of two key hybrids accounted for approximately 28 percent of the Company's 1996 and 1995 North American seed corn hybrid unit sales.

North American operating income was also positively affected by an approximate one percent increase in the average seed corn selling price per unit. A shift by customers to higher-priced, better-performing premium hybrids was responsible for the increase. The 1996 list price for all hybrids remained unchanged from 1995.

Higher corn seeding rates and replant units lead management to believe that the Company's 1996 seed corn market share will be approximately 44 percent, a slight decrease from the previous year. Market share declines occurred in some areas of the Northern Corn Belt after disappointing yields in that region in 1995. Those were partially offset by market share gains in other areas of North America. Management is confident that the new hybrids introduced in 1996 and those planned for 1997 will help regain market share.

Higher seed costs also impacted current year results. The smaller crop harvested in 1995 compared to 1994 and higher commodity costs increased the average per-unit cost of sales approximately $1.00. Increased provisions for inventory reserves also impacted current year results. Provisions in 1996 were $2.22 per unit, compared to $1.31 per unit in 1995. The increase in 1996 was the result of reserving inventory for a few particular hybrids and the higher production cost of the 1995 seed crop.

Operations in the Company's European region (Europe, CIS, Turkey, Australia, and Japan) and Latin America also played a significant role in the increase in seed corn operating income.

Record unit sales of corn grain hybrids across all of Southern Europe accounted for virtually the entire increase in European operating income in 1996. Increased market size and market share in Spain and increased market share and price in Italy and Greece were the significant factors contributing to this improvement.

Latin American operations improved principally the result of increased market size in Argentina due to a strong commodity price within the country.

Worldwide research and product development expenses for corn totaled $90 million, a three percent increase over 1995, as the Company continued its emphasis on developing improved products for customers. The increase was due to the expansion of biotechnology projects, research collaborations, and trait and technology development.

For 1996, Pioneer research efforts created 24 new corn hybrids for release to customers in North America. There are also 47 hybrids currently in the later stages of testing, which have average yields greater than the current leader package released in 1996. Pioneer is bringing new products to the market faster than before, with the goal to always provide greater benefit to our customers.

Worldwide fixed selling and administrative expenses for corn increased $16 million, or nine percent, from 1995 levels. The major components of this increase were a greater emphasis on the efforts of our nutrition and industry markets (NIM) group and higher incentive compensation costs. Excluding these items, fixed selling and administrative expenses increased one percent over 1995. Variable selling costs (commissions and shipping costs) as a percentage of sales were comparable between the years.


Soybean Seed

The Company's second largest product in terms of revenue and operating income is soybean seed. Operations in North America account for virtually all of the worldwide soybean seed operating income. Growth of this product line over the last several years continues, as evidenced by the $5 million, or 44 percent, increase in North American operating income over a year ago.

North American Soybean Market Share
                                        1996          1995          1994
                                     -----------------------------------

                                       17.2%         17.5%         16.4%


North American Soybean Acreage
(in millions)                           1996          1995          1994
                                     -----------------------------------

                                        66.4          64.6          63.8


North American Soybean Unit Sales
(in millions)                           1996          1995          1994
                                     -----------------------------------

                                      11.338        10.961         9.396


Unit sales in North America increased three percent, to a record 11.3 million units, the result of increased acreage. Current year list prices increased the average per-unit sales price, however, higher per-unit cost of sales, the result of higher commodity costs, offset most of the sales price improvement.

Twenty-one new soybean varieties were introduced in 1996. Five of these varieties were resistant to the herbicide glyphosate -- the first large-scale release of soybean varieties developed by using a combination of gene transfer technology and traditional plant breeding. These new releases are evidence of the Company's goal to provide higher-yielding and more valuable products to customers.


Other Products

Other products operating results for 1996 improved $12 million over the prior year, resulting from the improvement of several products. Increased North American wheat acreage and increased North American sorghum acreage and price contributed to the current year improvement.


Other Products Net Sales and Combined Product Line Operating (Loss)

                                          Increase                             Increase
                         1996            (Decrease)              1995         (Decrease)               1994
-----------------------------------------------------------------------------------------------------------
(In millions)

NET SALES:
Alfalfa.............  $    32       $     --       --         $    32     $    --       --         $     32
Sorghum.............       31              5     19.2%             26           3      13.0%             23
Wheat...............       25              7     38.9%             18          --       --               18
Sunflower...........       22              3     15.8%             19           3      18.8%             16
Microbial products..       28              1      3.7%             27           3      12.5%             24
Developing products.       42              4     10.5%             38         (15)    (28.3)%            53
                       ------        -------                   ------      ------                   -------
Total net sales.....  $   180       $     20     12.5%        $   160     $    (6)     (3.6)%      $    166
                       ======        =======    ======         ======      ======     =======       =======

Total combined
  operating (loss)..  $    (3)      $     12                  $   (15)    $     6                  $    (21)
                       ======        =======                   ======      ======                   =======

While these products as a whole operate at a loss, they provide the sales organization a complete lineup of seed products to meet the needs of our customers. As such, they support and contribute to the sales of the Company's two major products, seed corn and soybean seed. In addition, the prospects for some of these product lines to generate greater levels of operating profit in the near-term are promising.


Corporate and Other Items

Indirect general and administrative expenses increased $3 million, or four percent, in 1996. Higher incentive compensation costs were partially offset by decreases in several expense categories resulting from active fixed cost management.

Translation gains in Mexico recorded in 1995 not matched by the same or similar items in the current year account for virtually all of the $4 million change in net financial income.

The effective tax rate of 36 percent for 1996 was substantially unchanged from the 36.5 percent effective tax rate for 1995.

The Company will be more affected by new patents, patent positions, and patent lawsuits in the future than it has been in the past. However, this is an area in which Pioneer has become increasingly active through its research, patenting, alliance, and monitoring activities. Pioneer believes that its current patent positions, technologies, germplasm, and sales force place the Company in a good position to freely develop and commercialize the products which will be necessary to effectively compete in the market place.


Year Ended August 31, 1995, Compared to the Year Ended August 31, 1994

Hybrid Seed Corn

Planted corn acreage had a significant impact on 1995 operating income in North America. Acreage planted to corn decreased ten percent from 1994. A major factor contributing to the acreage decrease was a change in the U.S. government set-aside program which required farmers participating in the 1995 feed grain program to keep their corn acres at 92.5 percent or less of their historical corn acreage base, down from 100 percent in 1994.

In addition, high cotton prices induced some farmers in the South to switch acreage to cotton while wet conditions in the Corn Belt forced affected farmers to switch acreage from corn to other crops such as soybeans. Others were never able to plant a crop. As a result, the Company sold approximately 900,000 fewer units in 1995.

Seed corn pricing was also a major factor in 1995 financial results. The average per-unit sales price increased three percent due to an increase in the list price of key hybrids and a higher-priced sales mix. The higher-priced sales mix occurred as customers shifted their purchases to higher-priced, better-performing hybrids, which are more profitable to growers and to Pioneer.

The Company's 1995 seed corn market share approximated 45 percent - comparable to 1994. Maintaining market share was a challenge in a year when high levels of seed inventory throughout the industry led to aggressive competition. Our sales and supply management groups were able to use the flexibility of our product lineup to respond to the changing needs of customers, providing them with appropriate products when and where they were needed as growing conditions changed.

Higher seed corn yields from the 1994 crop also provided positive results, reducing the average per unit cost of seed corn by $.80 per unit. Higher operational fixed costs and provisions for inventory losses offset $7 million of the improvements gained in production costs. Provisions for inventory reserves totaled $1.31 per unit in 1995 compared to $.93 per unit in 1994.

Research expenses for corn in North America increased $11 million, or 18 percent, from 1994 levels. Planned growth in winter nursery costs and expansion of biotechnology projects were the main factors contributing to this increase.

North American fixed selling and administrative expenses for seed corn decreased $4 million, or five percent, from 1994 levels, the result of lower performance incentive costs. Variable selling costs (commissions and shipping costs) as a percentage of sales in North America increased from 1994 because of additional expenses incurred shipping product to customers who switched seeds due to weather related problems.

The Company's European region showed an increase in operating income from 1994. Approximately $11 million of this change was the result of the weakening of the U.S. dollar against certain European currencies. On a constant dollar basis, 1995 European operations provided a slight decrease in operating income from 1994.

Italian operations posted gains in operating income over 1994, the result of lower production costs and fewer inventory writedowns. An increase in the average unit sales price, an increase in market size, and market share gain over 1994 also contributed to the improvement.

In 1994, the Company acquired the remaining 65 percent interest in the French entity, which handled distribution and marketing of PioneerAE brand products. Increased sales and expenses were reported because the subsidiary was reflected in the 1995 financials on a consolidated basis for the first time. Overall, consolidated country operating income for France decreased due to fewer unit sales.

Operating income in Hungary and Germany each decreased as unit sales declined and inventory writedowns increased.

Mexico's operating income decreased due largely to the devaluation of the Mexican peso. Also, nearly 35 percent fewer acres were planted to seed corn in Northeast and Northwest regions because of drought, subsidy reductions, and NAFTA quotas. These factors reduced unit sales 25 percent.

In Asia seed corn operating income in 1995 improved from 1994 levels. Increased market size and market share in the Philippines, increased market size in Indonesia, and cost savings contributed to the improvement in this region.


Soybean Seed

In 1995, North American operations accounted for virtually all of the worldwide soybean seed operating income. North American unit sales increased 17 percent from 1994, a result of market share gains and increased acreage. A continued recognition of the value associated with Pioneer brand soybeans provided for market share gains, as customers understood that planting Pioneer soybean seed, much like Pioneer seed corn, provides economic value.

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

Other Products

Operating results for other products increased from those recorded a year ago. After allocation of fixed costs, these products as a whole were not profitable, however, they provide value beyond the financial bottom line. These products provide the sales organization a full line of seed products, significantly aiding in the sale of higher margin products.

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

A reduction in taxes on foreign earnings reduced the 1995 effective tax rate to 36.5 percent, compared to 38.5 percent in 1994.

Restructuring and Settlements

On July 13, 1994,  the U.S.  Circuit  Court of Appeals  affirmed a prior court's decision in the Company's lawsuit against Holden Foundation Seeds, Inc., awarding Pioneer damages for lost profits from the misappropriation of germplasm. In August, the Company received the settlement plus interest totaling $52 million. The Company also incurred $7 million of restructuring charges.

Liquidity and Capital Resources

Due to the seasonal nature of the agricultural seed business, the Company generates most of its cash from operations during the second and third quarters of the fiscal year. Cash generated during this time is used to pay the commercial paper borrowings and accounts payable, which are the Company's primary sources of credit during the first and fourth quarters of the fiscal year. Any excess funds available are invested, primarily in short-term commercial paper.

Historically, the Company has financed growth through earnings. Cash provided by operating activities was $389 million in 1996, compared to $140 million and $331 million in 1995 and 1994, respectively. Collections on increased sales and lower inventory levels were largely responsible for the high levels of cash provided by operating activities for 1996. Higher inventory levels and a decrease in accounts payable and accrued expenses contributed to the decrease in cash provided by operating activities during 1995. Cash flow in 1994 was favorably impacted by the settlement and collection of damages on the Holden suit.

Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at August 31, 1996, totaled $13 million, a $45 million decrease from 1995 and $1 million lower than 1994. Increased sales in 1996 and the collection of damages on the Holden suit during August of 1994 allowed for lower levels of borrowing during those periods. In 1996, short-term borrowings peaked at $238 million compared to $217 and $164 million in 1995 and 1994, respectively.

At August 31, 1995, the Company had a $100 million private medium-term note program of which $50 million was available. The medium term note matured in February, 1996.

In 1996, short-term domestic investments peaked at $234 million compared to $257 million and $326 million in 1995 and 1994, respectively. Short-term investments are made through a limited number of reputable institutions after evaluation of investment procedures and credit quality. Pioneer invests in only high-quality, short-term securities, primarily commercial paper. Individual securities must meet credit quality standards, and the portfolios are monitored to ensure diversification among issuers.


Fiscal 1996 and 1997 Available Domestic Lines of Credit
(in millions)             1st Qtr       2nd Qtr       3rd Qtr        4th Qtr
                          --------------------------------------------------

Revolving                 $ 200         $ 200         $  200         $ 200
Seasonal                    100           100              -             -
                           ----          ----          -----          ----
Total                     $ 300         $ 300         $  200         $ 200
                           ====          ====          =====          ====


The Company believes the domestic lines of credit available in 1997 are sufficient to meet domestic borrowing needs. Revolving line of credit agreements expire August, 2001. The Company also has a seasonal revolving credit facility to meet peak borrowing needs which expires August, 1997.

At year end, cash and cash equivalents totaled $99 million, up from $84 million at August 31, 1995. It is the Company's policy to repatriate excess funds outside the U.S. not required for operating capital or to fund asset purchases.

Capital expenditures, including business and technology investments, were $164 million in 1996 compared to $86 million in 1995 and $79 million in 1994. In 1996, total expenditures were higher, principally due to expanded production capacity and technology acquisitions. Capital expenditures for 1997 are expected to approximate $125 million and are expected to be funded through earnings.

Dividends paid in July of 1996 increased to $.23 per share, up 15 percent from the $.20 per share dividend paid the prior four quarters. The Company's dividend policy is to annually pay out 40 percent of a four-year rolling average of earnings.

Annual Dividends Paid
(in millions)              1994       1995       1996
                          ---------------------------

                          $  52     $   60     $   69

During 1996, 1.5 million shares of the Company's stock were repurchased under a Board authorized repurchase plan at a total cost of $62 million. At August 31, 1996, authorized shares remaining to be purchased under the plan totaled 2.5 million.

Effects of Inflation

Inflation typically is not a major factor in the Company's operations. The cost of seed products is largely influenced by seed field yields and commodity prices which are not impacted by inflation. Costs normally impacted by inflation-wages, transportation, and energy-are a relatively small part of the total operations.

                    APPENDIX TO ANNUAL REPORT TO SHAREHOLDERS

The table titled "Sales by Region - 1996" appears in The Company's Business of the Annual Report to Shareholders in the form of a bar graph.

The table titled "North American Soybean Market Share" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph

The table titled "North American Soybean Average" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph

The table titled "North American Soybean Unit Sales" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph

The table titled "Fiscal 1996 and 1997 Available Domestic Lines of Credit" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph

The table titled "Annual Dividends Paid" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph

Independent Auditors' Report

To the Shareholders
Pioneer Hi-Bred International, Inc.:


We have audited the accompanying consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Hi-Bred
International, Inc. and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP


Des Moines, Iowa
October 4, 1996


Consolidated Statements of Income

                                Years Ended August 31,       1996              1995              1994
--------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)

Net sales.............................................    $ 1,721           $ 1,532           $ 1,479
                                                           ------            ------            ------

Operating costs and expenses:
    Cost of goods sold................................    $   727           $   642           $   606
    Research and product development..................        136               130               114
    Selling...........................................        382               354               335
    General and administrative........................        129               126               123
    Restructuring and settlements.....................         --                --               (45)
                                                           ------            ------            ------
                                                          $ 1,374           $ 1,252           $ 1,133
                                                           ------            ------            ------

    Operating income..................................    $   347           $   280           $   346

Investment income.....................................         22                23                19
Interest expense......................................        (11)              (13)              (11)
Net exchange gain (loss)..............................         (4)                1                (5)
                                                           ------            ------            ------

    Income before items below.........................    $   354           $   291           $   349

Provision for income taxes............................       (127)             (106)             (134)
Minority interest and other...........................         (4)               (2)               (2)
                                                           ------            ------            ------

    Net income........................................    $   223           $   183           $   213
                                                           ======            ======            ======

Net income per common share...........................    $  2.68           $  2.16           $  2.40
                                                           ======            ======            ======

Average shares outstanding............................       83.2              84.5              88.6

See Notes to Consolidated Financial Statements.


Consolidated Balance Sheets

ASSETS                                        August 31,       1996                1995
-----------------------------------------------------------------------------------------------------
(In millions)

CURRENT ASSETS
   Cash and cash equivalents............................    $    99             $    84
   Receivables:
      Trade.............................................        208                 163
      Other.............................................         35                  46
   Inventories..........................................        382                 426
   Deferred income taxes................................         58                  49
   Other current assets.................................          2                   2
                                                             ------              ------


      Total current assets..............................    $   784             $   770
                                                             ------              ------


LONG-TERM ASSETS........................................    $    81             $    41
                                                             ------              ------


PROPERTY AND EQUIPMENT
   Land and land improvements...........................    $    63             $    61
   Buildings............................................        354                 331
   Machinery and equipment..............................        512                 481
   Construction in progress.............................         56                  37
                                                             ------              ------
                                                            $   985             $   910
   Less accumulated depreciation........................        475                 438
                                                             ------              ------
                                                            $   510             $   472
                                                             ------              ------


INTANGIBLES.............................................    $    47             $    10
                                                             ------              ------

                                                            $ 1,422             $ 1,293
                                                             ======              ======

See Notes to Consolidated Financial Statements.


Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS' EQUITY          August 31,       1996                1995
-----------------------------------------------------------------------------------------------------
(In millions)

CURRENT LIABILITIES
   Short-term borrowings................................    $    13             $    58
   Current maturities of long-term debt.................         12                  53
   Accounts payable, trade..............................         89                  58
   Accrued compensation.................................         65                  45
   Income taxes payable.................................         63                  23
   Other................................................         46                  43
                                                             ------              ------

      Total current liabilities.........................    $   288             $   280
                                                             ------              ------


LONG-TERM DEBT..........................................    $    25             $    18
                                                             ------              ------

DEFERRED ITEMS
   Postretirement benefits..............................    $    40             $    37
   Other................................................         44                  38
                                                            -------             -------
                                                            $    84             $    75
                                                             ------              ------

CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES.......................    $     7             $     7
                                                             ------              ------

SHAREHOLDERS' EQUITY Capital stock:
      Preferred, authorized 10,000,000 shares; issued none  $    --             $    --
      Common, $1 par value; authorized 150,000,000 shares;
         issued 92,693,578 shares.......................         93                  93
   Additional paid-in capital...........................         23                  18
   Retained earnings....................................      1,272               1,118
   Unrealized gain on available-for-sale securities, net         11                  --
   Cumulative translation adjustment....................         (3)                  1
                                                             ------              ------
                                                            $ 1,396             $ 1,230

   Less:
      Cost of common shares acquired for the treasury, 1996
         -- 10,304,700 shares; 1995 -- 9,206,749 shares.       (364)               (303)
      Unearned compensation.............................        (14)                (14)
                                                             ------              ------

                                                            $ 1,018             $   913
                                                             ------              ------

                                                            $ 1,422             $ 1,293
                                                             ======              ======

See Notes to Consolidated Financial Statements.


Consolidated Statements of Cash Flows

                                Years Ended August 31,       1996            1995              1994
------------------------------------------------------------------------------------------------------------------
(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income........................................    $   223         $   183           $   213
    Noncash items included in net income:
        Depreciation .................................         65              61                60
        Amortization..................................         12              13                15
        Restructuring of operations...................         --              --                 3
        Provision for doubtful accounts...............          5               2                 5
        (Gain) loss on disposal of assets.............         (4)              1                 2
        Foreign currency exchange (gain) loss.........         (4)              2                 4
        Other noncash items...........................          5               4                (8)
    Change in assets and liabilities, net:
        Receivables...................................        (46)            (20)              (31)
        Inventories...................................         43             (68)               26
        Accounts payable and accrued expenses.........         61             (39)               23
        Income taxes payable .........................         40              (8)               12
        Other assets and liabilities..................        (11)              9                 7
                                                           ------          ------            ------

        Net cash provided by operating activities.....    $   389         $   140           $   331
                                                           ------          ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets......................    $    15         $     6           $     6
    Payments received on notes receivable.............         12               6                 9
    Disbursements for notes receivable................         (2)             (4)               (6)
    Capital expenditures..............................       (116)            (86)              (79)
    Technology investments............................        (48)             --                --
    Other, net........................................         (5)             (4)               (8)
                                                           ------          ------            ------

        Net cash used in investing activities.........    $  (144)        $   (82)          $   (78)
                                                           ------         -------            ------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net short-term borrowings (payments)..............    $   (42)        $    45           $   (47)
    Proceeds from long-term borrowings................          1               5                 3
    Principal payments on long-term borrowings........        (55)             (2)               (5)
    Purchase of common stock..........................        (62)           (100)             (113)
    Cash dividends paid...............................        (69)            (60)              (52)
                                                           ------          ------            ------

        Net cash used in financing activities.........    $  (227)        $  (112)          $  (214)
                                                           ------          ------            ------

Effect of foreign currency exchange rate
    changes on cash and cash equivalents..............    $    (3)        $     3           $    --
                                                           ------          ------            ------
Effect of change in year-end of the Company's international
    subsidiaries on cash and cash equivalents.........    $    --         $    --           $     4
                                                           ------          ------            ------
        Net increase (decrease) in cash and cash
          equivalents.................................    $    15    $        (51)          $    43
Cash and cash equivalents, beginning..................         84             135                92
                                                           ------          ------            ------

CASH AND CASH EQUIVALENTS, ENDING.....................    $    99         $    84           $   135
                                                           ======          ======            ======

See Notes to Consolidated Financial Statements.


Consolidated Statements of Shareholders' Equity

                                      Years Ended August 31,       1996            1995            1994
---------------------------------------------------------------------------------------------------------------------
(In millions)

COMMON STOCK
   Balance, beginning and ending............................   $     93         $    93         $    93
                                                                -------          ------          ------

ADDITIONAL PAID-IN CAPITAL
   Balance, beginning.......................................   $     18         $    15         $    13
      Common stock issued from treasury for restricted stock plan     3               1               1
      Tax benefits related to restricted stock plan.........          2               2               1
                                                                -------          ------          ------
   Balance, ending..........................................   $     23         $    18         $    15
                                                                -------          ------          ------

RETAINED EARNINGS
   Balance, beginning.......................................   $  1,118         $   995         $   835
      Net income............................................        223             183             213
      Change in reporting period of international subsidiaries       --              --              (1)
      Cash dividends on common stock (1996 -- $.83 per share;
         1995 -- $.71 per share; 1994 -- $.59 per share)....        (69)            (60)            (52)
                                                                -------          ------          ------
   Balance, ending..........................................   $  1,272         $ 1,118         $   995
                                                                -------          ------          ------

UNREALIZED GAIN ON AVAILABLE-FOR-SALE SECURITIES, NET
   Balance, beginning.......................................   $     --         $    --         $    --
      Current unrealized gain...............................         11              --              --
                                                                -------          ------          ------
   Balance, ending..........................................   $     11         $    --         $    --
                                                                -------          ------          ------

CUMULATIVE TRANSLATION ADJUSTMENT
   Balance, beginning.......................................   $      1         $    (3)        $    (7)
      Current translation adjustment........................         (4)              4               4
                                                                -------          ------          ------
   Balance, ending..........................................   $     (3)        $     1         $    (3)
                                                                -------          ------          ------

TREASURY STOCK
   Balance, beginning.......................................   $   (303)        $  (207)        $   (97)
      Purchase of common stock for the treasury (1996 --1,148,900
         shares; 1995 -- 2,844,209 shares; 1994 -- 3,325,200 shares)(62)           (100)           (113)
      Common stock issued for restricted stock plan, net of forfeitures and stock used to satisfy withholding taxes
         (1996 -- 50,949 shares; 1995 -- 116,549 shares; 1994 --
         97,336 shares).....................................          1               4               3
                                                                -------          ------          ------
   Balance, ending..........................................   $   (364)        $  (303)        $  (207)
                                                                -------          ------          ------

UNEARNED COMPENSATION
   Balance, beginning.......................................   $    (14)        $   (12)        $   (12)
      Net additions of common stock to restricted stock plan         (6)             (8)             (4)
      Amortization of unearned compensation.................          6               6               4
                                                                -------          ------          ------
   Balance, ending..........................................   $    (14)        $   (14)        $   (12)
                                                                -------          ------          ------

TOTAL SHAREHOLDERS' EQUITY AT YEAR END......................   $  1,018         $   913         $   881
                                                                =======          ======          ======

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Nature of Business and Significant Accounting Policies

           Nature of business:

               The Company's business is the broad application of the science of genetics. Pioneer was founded in 1926 to apply newly discovered genetic techniques to hybridize corn. Today, the Company develops, produces, and markets hybrids of corn, sorghum, and sunflowers; varieties of soybeans, alfalfa, wheat, and canola; and microorganisms useful in crop and livestock production. Approximately 89 percent of the Company's total net sales are from the sale of hybrid seed and soybean seed within the regions of North America and Europe.

           Consolidation policy:

               The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

           Use of estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

           Cash equivalents:

               The Company considers all liquid investments with a maturity at purchase of three months or less to be cash equivalents.

           Receivables:

               Receivables are stated net of an allowance for doubtful accounts of $23 million and $19 million at August 31, 1996 and 1995, respectively.

           Inventories:

               Inventories are valued at the lower of cost (first-in,  first-out
               method)  or  market.   Gains  or  losses  on  commodity   hedging
               transactions are included as a component of inventory.

           Property and equipment:

               Property and equipment is recorded at cost, net of an allowance for loss on plant closings of $9 million at August 31, 1996 and 1995. Depreciation is computed primarily by the straight-line method over estimated service lives of two to forty years.

           Long-term assets:

               Certain long-term assets were classified as available-for-sale securities. No available-for-sale securities were owned at August 31, 1995. Available-for-sale securities held at August 31, 1996, consisted of an equity security with an original cost of $30 million and an unrealized gain of $17 million.

           Intangibles:

               Intangible assets are stated at amortized cost and are amortized by the straight-line method over one-to twenty-year periods, with the weighted-average amortization period approximating 12 years for the year ended August 31, 1996. Accumulated amortization of $36 million and $32 million at August 31, 1996 and 1995, respectively, have been netted against these assets.

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

               The Company uses a combination of forward foreign exchange contracts and foreign currency option contracts to hedge open foreign-denominated payables and receivables and also to hedge firm sales and purchase commitments with its foreign subsidiaries. Unrealized gains and losses on hedges of existing foreign-denominated payables or receivables are included in other assets or liabilities and are recognized in net exchange gain
               (loss) in conjunction with the revaluation of the foreign-currency-denominated transaction. Unrealized gains and losses related to qualifying hedges of firm sales and purchase commitments are deferred and recognized in income when the future sales or purchases are recognized, or immediately if the commitment is canceled. Option premiums paid are amortized to income over the life of the contract.

           Income taxes:

               Income taxes are computed in accordance with SFAS No. 109. Deferred income taxes have been provided on temporary differences in the financial statement and income tax bases of certain assets and liabilities.

               Deferred income taxes have not been provided on the undistributed earnings or the cumulative translation adjustment of the foreign subsidiaries to the extent the Company intends to reinvest such undistributed earnings indefinitely or to repatriate them only to the extent that no additional income tax liability is created. The cumulative amount of the undistributed net income and translation adjustment of such subsidiaries is approximately $172 million at August 31, 1996. The Company files consolidated U.S. federal income tax returns with its domestic subsidiaries; therefore, no deferred income taxes have been provided on the undistributed earnings of those subsidiaries.

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

           Restricted stock and stock option plans:

               The Company has a restricted stock plan and a non-qualified stock option plan. The Company amortizes as compensation expense the cost of stock acquired for the restricted stock plan by the straight-line method over the five-year restriction period. No compensation expense is recorded under the non-qualified stock option plan.

               In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based compensation plans. While its adoption is encouraged for all stock-based plans, companies may continue applying the current accounting treatment prescribed by the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees." Companies continuing to apply the provisions of APB Opinion No. 25 must, however, provide certain pro forma disclosures as if SFAS No. 123 were adopted for all stock-based compensation plans. The Company will retain the current accounting method for stock-based compensation plans and will provide the necessary disclosures as required in fiscal 1997.

           Other:

               In 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. This statement requires the review of the recorded values of long-lived assets (including intangibles) when facts and circumstances indicate that the carrying values may not be recoverable. In addition, the statement requires certain adjustments for closing and sale costs to the carrying values of assets to be disposed. The Company will adopt SFAS No. 121 in fiscal 1997, as required. Management believes its adoption will not have a material effect on the carrying values of long-lived assets.

Note 2.    Inventories

           The composition of inventories is as follows:


                                              August 31,       1996            1995
-----------------------------------------------------------------------------------------------------
           (In millions)

           Finished seed................................    $   209         $   280
           Unfinished seed..............................        163             140
           Supplies and other...........................         10               6
                                                             ------          ------
                                                            $   382         $   426
                                                             ======          ======


           Unfinished  seed  represents  the  Company's  cost  of  parent  seed, detasseling and roguing labor, and certain other production costs incurred by the Company to produce its seed supply. Much of the balance of the labor, equipment, and production costs associated with planting, growing, and harvesting the seed is supplied by independent growers, who contract specific acreage for the production of seed for the Company. The compensation of the independent growers is determined based upon yield, contracted acreage, and commodity prices. The commitment for grower compensation is accrued as seed is delivered to the Company. Accrued grower compensation was $11 million and $6 million at August 31, 1996 and 1995, respectively.

           The Company uses commodity futures and options to hedge grower compensation costs. At August 31, 1996 and 1995, the Company had futures contracts with brokers on notional quantities amounting to 17 million bushels and 7 million bushels, respectively for corn, and 6 million bushels and 5 million bushels, respectively for soybeans. At August 31, 1996, unrealized losses on these contracts were $2 million.


Note 3.    Current Borrowings, Lines of Credit, Long-Term Debt, and Guarantees

           At August 31, 1996, the Company had domestic lines of credit totaling $200 million available to be used as support for the issuance of the Company's commercial paper. There was no commercial paper outstanding at August 31, 1996. Commercial paper outstanding at August 31, 1995, was $43 million at a weighted average interest rate of 5.9 percent.

           In addition, the Company's foreign subsidiaries have lines of credit and direct borrowing agreements totaling $44 million, substantially all of which are unsecured. At August 31, 1996, short-term borrowings of $13 million were outstanding under these lines of credit at a weighted average interest rate of 8.9 percent. At August 31, 1995, short-term borrowings of $15 million were outstanding under foreign subsidiary lines of credit at a weighted average interest rate of
           17.8 percent.

           The long-term debt at August 31, 1996, bears interest at varying rates and requires annual principal payments through fiscal 2011. The maturities of long-term debt for the next five fiscal years, in millions, are as follows: $12, $6, $14, $0.3, and $1.

           The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At August 31, 1996, such guarantees totaled approximately $23 million.

Note 4.    Income Taxes

           The provision for income taxes is based on income before income taxes as follows:

                                Years Ended August 31,       1996            1995             1994
----------------------------------------------------------------------------------------------------------------
           (In millions)


           United States..............................    $   266         $   198         $    272
           Foreign....................................         88              93               77
                                                           ------          ------          -------
                                                          $   354         $   291         $    349
                                                           ======          ======          =======



           The   provision  for  income  taxes  is  composed  of  the  following components:

                                            August 31,       1996            1995             1994
----------------------------------------------------------------------------------------------------------------
           (In millions)

           Current:
               Federal................................    $    83         $    59         $    101
               State..................................         11              10               15
               Foreign................................         44              36               29
                                                           ------          ------          -------
                                                          $   138         $   105         $    145
                                                           ------          ------          -------
           Deferred:
               Federal................................    $    (9)        $     4         $    (12)
               State..................................         (1)              -               (2)
               Foreign................................         (1)             (3)               3
                                                           ------          ------          -------
                                                          $   (11)        $     1         $    (11)
                                                           ------          ------          -------
                                                          $   127         $   106         $    134
                                                           ======          ======          =======

           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant portions of the deferred tax assets and deferred tax liabilities at August 31, 1996 and 1995, are presented below:

                                                August 31,       1996            1995
---------------------------------------------------------------------------------------------------
           (In millions)

           Deferred tax assets:
               Allowance for doubtful accounts............    $     6         $     6
               Inventories................................         33              23
               Benefits/compensation......................         35              32
               Deferred profit............................          8              10
               Nondeductible reserves.....................          8               3
               Net operating loss carryforwards...........          5               8
               Other......................................          7               7
                                                               ------          ------
                  Total gross deferred tax asset..........    $   102         $    89
                  Less valuation allowance................         (8)            (11)
                                                               ------          ------
                  Total deferred tax asset................    $    94         $    78
                                                               ------          ------
           Deferred tax liabilities:
               Property and equipment.....................    $   (46)        $   (41)
               Unrealized gain on available-for-sale securities                   (6)         --
               Other......................................         --              (1)
                                                               ------          ------
                  Total deferred tax liability............    $   (52)        $   (42)
                                                               ------          ------
                  Net deferred tax asset..................    $    42         $    36
                                                               ======          ======


           The net operating loss carryforwards result from various international subsidiaries. The expiration of these net operating losses range from 1997 to indefinite. Utilization of these losses is dependent upon earnings generated in the respective subsidiaries. A valuation allowance for the losses and certain other items has been set up where appropriate.

           The net change in the total valuation allowance for the year ended August 31, 1996, was a decrease of $3 million. There was no change as of the end of August 31, 1995.

           Following is a reconciliation of the statutory U.S. Federal income tax rate to the Company's actual worldwide effective income tax rate:

                                        Years Ended August 31,   1996          1995           1994
-----------------------------------------------------------------------------------------------------------------

           Statutory U.S. Federal income tax rate.............   35.0 %        35.0 %         35.0 %
           State income taxes, net of Federal income tax benefit  1.8           2.4            2.5
           Effect of taxes on foreign earnings................     --          (0.9)           1.8
           Foreign Sales Corporation..........................   (0.5)         (0.7)          (1.1)
           Other..............................................   (0.3)          0.7            0.3
                                                                 ----           ---           ----
               Actual effective income tax rate...............   36.0 %        36.5 %         38.5 %
                                                                 ====          ====           ====

Note 5.    Pension Plans and Other Postretirement Benefits

           Qualified pension plans:

           The components of pension expense relating to qualified defined benefit pension plans for the years ended August 31, 1996, 1995, and 1994, consisted of the following:

                                                                1996            1995            1994
--------------------------------------------------------------------------------------------------------------------
           (In millions)

           Service cost...................................    $     7         $     7         $     6
           Interest cost on projected benefit obligation..         11              11               9
           Actual return on plan assets...................        (14)            (12)            (11)
           Net amortization and deferral..................         (1)             (1)             (1)
                                                               ------          ------          ------
               Pension expense............................    $     3         $     5         $     3
                                                               ======          ======          ======


           The following table sets forth the plans' funded status as of June 30, 1996 and 1995, respectively:

                                                                          1996            1995
------------------------------------------------------------------------------------------------------------
           (In millions)

           Actuarial present value of benefit obligations:
               Vested benefit obligation...........................    $   101         $    96
                                                                        ======          ======
               Accumulated benefit obligation......................    $   108         $   102
                                                                        ======          ======
           Plan assets at fair value, primarily stocks and bonds...    $   179         $   158
           Projected benefit obligation............................        153             147
                                                                        ------          ------
           Plan assets in excess of projected benefit obligation...    $    26         $    11
           Unrecognized net (gain)/loss............................        (11)              9
           Unrecognized prior service cost.........................          2               2
           Unrecognized transition asset, net (recognized over 16 years)                    (8)
                                                                                        ------
           (10)
               Pension asset.......................................    $     9         $    12
                                                                        ======          ======


           Plan assets include common stock of the Company totaling $14 million and $11 million at June 30, 1996 and 1995, respectively.

           In determining the present value of benefit obligations, a discount rate of 8 percent was used in 1996 and 1995. The expected long-term rate of return on plan assets was 9 percent and the assumed rate of increase in compensation levels was 6.5 percent in both years.

           Non-qualified pension plans:

           The components of pension expense relating to non-qualified pension plans for the years ended August 31, 1996, 1995, and 1994, consisted of the following:

                                                                 1996            1995            1994
--------------------------------------------------------------------------------------------------------------------
           (In millions)

           Service cost...................................    $     1         $     2         $     1
           Interest cost on projected benefit obligation..          3               3               2
           Net amortization and deferral..................          1               1               1
                                                               ------          ------          ------
               Pension expense............................    $     5         $     6         $     4
                                                               ======          ======          ======

           The following table sets forth the plans' funded status as of August 31, 1996 and 1995, respectively:

                                                                 1996            1995
---------------------------------------------------------------------------------------------------
           (In millions)

           Actuarial present value of benefit obligations:
               Vested benefit obligation..................    $    16         $     7
                                                               ======          ======
               Accumulated benefit obligation.............    $    16         $     8
                                                               ======          ======

           Plans' assets at fair value....................    $    --         $    --
           Projected benefit obligation...................         37              39
                                                               ------          ------
           Plans' assets less than projected benefit
             obligation...................................    $   (37)        $   (39)
           Unrecognized net loss..........................          4              10
           Unrecognized prior service cost................         11              11
           Unrecognized transition asset, net.............          1               1
                                                               ------          ------
               Pension liabilities........................    $   (21)        $   (17)
                                                               ======          ======

           In determining the present value of benefit obligations, a discount rate of 8 percent was used in 1996 and 1995. The assumed rate of increase in compensation levels used was 8 percent in both years.

           Other postretirement benefit plans:

           The components of postretirement benefits cost expensed for the years ended August 31, 1996, 1995, and 1994, consisted of the following:

                                                                    1996           1995          1994
--------------------------------------------------------------------------------------------------------------------
           (In millions)

           Service cost -- benefits earned during the year....   $     2        $     2       $     2
           Interest cost on accumulated postretirement benefit
             obligation.......................................         3              2             3
           Return on assets...................................        --             --            --
           Net amortization and deferral......................        --             --             1
                                                                  ------         ------        ------
               Other postretirement benefits cost.............   $     5        $     4       $     6
                                                                  ======         ======        ======


           The following table sets forth the plans' funded status as of August 31, 1996 and 1995, respectively:

                                                                    1996            1995
-----------------------------------------------------------------------------------------------------------
           (In millions)

           Accumulated postretirement benefit obligation:
           Retirees..............................................    $   (12)        $   (12)
           Other fully eligible plans' participants..............         (8)             (7)
           Other active plans' participants......................        (20)            (17)
                                                                      ------          ------
                                                                     $   (40)        $   (36)
           Plans' assets at fair value...........................         --              --
                                                                      ------          ------
           Accumulated postretirement benefit obligation in excess of
             plans' assets.......................................    $   (40)        $   (36)
           Unrecognized prior service cost.......................         (1)             (1)
           Unrecognized net loss.................................          1              --
                                                                      ------          ------
               Accrued postretirement benefits cost..............    $   (40)        $   (37)
                                                                      ======          ======

           For 1996 and 1995, the discount rate used in determining the accumulated postretirement benefit obligation was 8 percent. A 9.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996. This rate was assumed to decrease gradually to 5.5 percent in year 2004 and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of August 31, 1996, by approximately $7 million and the total of the service and interest cost components of net postretirement health care cost for the year then ended by approximately $1 million.

Note 6.    Commitments and Contingencies

           Pioneer has a development/license agreement with a third party granting Pioneer the right to develop and produce an elite Bt transgenic corn line which, when combined with other elite inbreds, would provide commercially viable yield levels, agronomic performance, and European corn borer (ECB) control. Under terms of the agreement, the Company is committed to compensate based upon 1) determination of commercial level ECB protection 2) regulatory approval and 3) the cumulative sale of specified quantities of licensed corn seed worldwide. The Company believes that all requirements for payment are likely to be met in fiscal 1997. Contingent payments under this agreement total $26 million, and will be amortized ratably over the expected cycle of the relevant products.

Note 7.    Legal Matters

           Since April, 1996, DeKalb Genetics Corporation ("DeKalb") has filed five lawsuits against Pioneer. The lawsuits allege that insect resistant corn products that use a Bt gene, and corn products resistant to a glufosinate herbicide, infringe on certain DeKalb patents.

           After reviewing the Company's intellectual property position, all of DeKalb's patent filings, and DeKalb's lawsuits, Pioneer believes
           DeKalb's claims are without merit. Pioneer has denied DeKalb's allegations and raised defenses that, if successful, would render DeKalb's patents invalid. Pioneer believes that disposition of the lawsuits will not have a materially adverse affect on the consolidated financial position and results of operations of the Company. Pioneer also does not expect delays in the introductions of advanced corn hybrids with insect and herbicide resistance because of these lawsuits.


Note 8.    Financial Instruments

           Foreign exchange:

           The Company uses foreign currency hedge instruments to manage the effect of exchange rate fluctuations on the U.S. dollar value of cash flows of foreign operations and the income effect of foreign-currency-denominated transactions. The primary financial instruments used are foreign exchange forward contracts, purchased foreign currency options, and cross currency swaps. In some countries, foreign currency hedge instruments are not available or are cost prohibitive. The exposures in these countries are addressed through managing net asset positions and borrowing in local currency, or investing in U.S.
           dollars.

           While the hedge instruments are subject to risk of loss from exchange rate movement, we expect these losses would generally be offset by gains in the U.S. dollar value of foreign sales and/or cash flows. The Company does not trade these instruments with the objective of earning financial gains on the exchange rate price fluctuations alone, nor does it trade in currencies for which there are no underlying exposures.

           The notional amounts for contracts in place at August 31, 1996 and 1995, are shown in the following table in U.S. dollars. These contracts generally mature in less than one year.

                                              August 31,       1996            1995
--------------------------------------------------------------------------------------------------
           (In millions)

           Forwards.....................................    $    79         $   129
           Options Purchased............................         14              18
           Swaps........................................         26              34
                                                             ------          ------
                                                            $   119         $   181
                                                             ======          ======


           At August 31, 1996, deferred unrealized gains and losses from hedging firm purchase and sale commitments, based on broker quoted prices, were $0.5 million and $6 million, respectively.

           Credit risk:

           The Company's financial instruments subject to credit risk are primarily trade accounts receivable, cash and cash equivalents, and foreign currency exchange contracts. The Company is exposed to credit risk of nonperformance by counterparties. Generally, the Company does not require collateral or other security to support customer receivables or foreign currency exchange contracts. The counterparties to the Company's hedge instruments are major financial institutions. The Company evaluates the creditworthiness of the counterparties to hedge instruments and has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

           The Company had the following significant concentrations of trade accounts receivables, and cash and cash equivalents subject to credit risk:

                                        August 31,             1996           1995
----------------------------------------------------------------------------------
           (In millions)

           United States................................    $   141         $    92
           Italy........................................    $    57         $    57
           Brazil.......................................    $    19         $    16
           Argentina....................................    $    11         $    12
           Central Europe...............................    $     9         $     8


           Within the U.S., the majority of the Company's business is conducted with individual farm operators located throughout the country. Outside the U.S., the majority of the Company's business is transacted with distributors and cooperatives, some being government sponsored.

           Fair value:

           The Company estimated the fair value of its financial instruments by discounting the expected future cash flows using the current interest rates which would apply to each class of financial instruments, except for foreign currency contracts for which quotes from brokers were used.

           The  fair  value  of  cash   equivalents,   receivables,   short-term
           borrowings,   long-term   debt,   and  foreign   currency   contracts
           approximates carrying value at August 31, 1996.

Note 9.    Restructuring and Settlements

           On July 13, 1994, the U.S. Circuit Court of Appeals affirmed a prior court's decision in the Company's lawsuit against Holden Foundation Seeds, Inc., awarding Pioneer damages for lost profits from the misappropriation of germplasm. In August 1994, the Company received the settlement plus interest totaling approximately $52 million. The Company also incurred $7 million of restructuring charges.

Note 10.   Capital Stock

           Restricted stock plans:

           The Company has a restricted stock plan under which shares of the Company's common stock are held by the Company for officers and key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the date of grant other than as a result of retirement, death, or disability. The maximum number of shares authorized for grant under this plan is 1,750,000 shares. No shares have been granted as of August 31, 1996.

           Under previous restricted stock plans, 824,899 shares of the Company's common stock are held for officers and key employees. The maximum number of shares authorized for grant under these plans is 5,250,000 shares, of which 2,157,323 had been granted as of August 31, 1996.

           Stock option plan:

           During 1996, the Company adopted a non-qualified stock option plan. The plan authorizes options covering three million shares of the Company's common stock. Options under the plan are exercisable one-third in each of years three, four, and five from the date of grant. The options expire after ten years from the date of grant. Options are forfeited upon termination for reasons other than retirement, death, or disability. During the year, options were granted covering 973,000 shares at an exercise price of $43 per share.
           All such options remain outstanding as of August 31, 1996.

           Voting rights:

           Generally, each share of common stock is entitled to five votes per share if the share has been beneficially owned continuously by the same person for a period of 36 consecutive months preceding the record date for the relevant shareholders' meeting. All other shares are entitled to one vote per share.

           Share repurchase:

           At August 31, 1996, authorized shares remaining to be purchased under a Board authorized repurchase plan approximated 2.5 million.

Note 11.   Geographic Data

           Certain financial information concerning the Company's domestic and foreign operations is as follows:

                                Years Ended August 31,       1996            1995             1994
--------------------------------------------------------------------------------------------------
           (In millions)

           Net sales (by source):
               United States..........................    $ 1,435         $ 1,271         $  1,270
               Europe.................................        387             349              249
               Other..................................        222             189              190
                                                           ------          ------          -------
                 Total sales..........................    $ 2,044         $ 1,809         $  1,709
               Less intergeographical sales, primarily
                  United States.......................        323             277              230
                                                           ------          ------          -------
                                                          $ 1,721         $ 1,532         $  1,479
                                                           ======          ======          =======
           Operating income (by source):
               United States..........................    $   334         $   269         $    341
               Europe.................................         56              53               33
               Other..................................         33              31               40
                                                           ------          ------          -------
                                                          $   423         $   353         $    414
               Indirect general and administrative expense    (76)            (73)             (68)
                                                           ------          ------           ------
                                                          $   347         $   280         $    346
                                                           ======          ======          =======

           Identifiable assets at August 31:
               United States..........................    $   701         $   736         $    668
               Europe.................................        224             212              197
               Other..................................        244             210              201
                                                           ------          ------          -------
                                                          $ 1,169         $ 1,158         $  1,066
               Corporate..............................        253             135              187
                                                           ------          ------          -------
                                                          $ 1,422         $ 1,293         $  1,253
                                                           ======          ======          =======

           Export Sales:
               Primarily Europe.......................    $    20         $    15         $     18
                                                           ======          ======          =======

Note 12.   Unaudited Quarterly Financial Data

           Summarized unaudited quarterly financial data for 1996 is as follows:

           Three Months Ended             November 30   February 29        May 31        August 31
--------------------------------------------------------------------------------------------------
           (In millions, except per share amounts)


           Net sales..................    $    92         $   281         $ 1,168         $    180
           Gross profit...............    $     8         $   107         $   691         $     52
           Net income (loss)..........    $   (49)        $     4         $   303         $    (35)
           Net income (loss) per
               common share (1).......    $  (.59)        $    .05        $   3.64        $   (.42)
           Cash dividends per
               common share(1)........    $   .20         $    .20        $    .20        $    .23


           Summarized unaudited quarterly financial data for 1995 is as follows:

           Three Months Ended             November 30   February 28        May 31        August 31
--------------------------------------------------------------------------------------------------
           (In millions, except per share amounts)

           Net sales..................    $    69         $   277         $ 1,049         $    137
           Gross profit...............    $     2         $   104         $   632         $     21
           Net income (loss)..........    $   (48)        $     9         $   272         $    (50)
           Net income (loss) per
               common share (1).......    $  (.57)        $    .11        $   3.23        $   (.59)
           Cash dividends per
               common share (1).......    $   .17         $    .17        $    .17        $    .20

           (1) As a result of rounding, the total of the four quarters' earnings and cash dividends per share may not equal the earnings and cash dividends per share for the year.


Note 13.   Supplemental Cash Flow Information

           Certain financial information concerning the Consolidated Statements of Cash Flows is as follows:

                                Years Ended August 31,       1996            1995             1994
--------------------------------------------------------------------------------------------------
           (In millions)

           Cash payments:
               Interest...............................    $    14         $    13         $     13
               Income taxes...........................    $    93         $   117         $    145

           Noncash investing and financing activities:
               Intangibles acquired by the issuance of
                long-term debt........................... $    20         $    --         $     --

Research and Product Development

At August 31, 1996, the Company employed 917 people who directly and indirectly engage in research and product development activities. Of these, 360 scientists performed research in the agricultural seed area and 11 in microbial cultures. Of the 360 scientists performing research in agricultural seeds, 52 are employed outside of North America and 121 are focused on biotechnology research. Total research expenditures for 1996 were $136 million. During the three fiscal years ended August 31, 1996, the Company expended the following amounts on research and product development:



         Years Ended August 31,       1996              1995              1994
--------------------------------------------------------------------------------
(In millions)

Corn...........................    $    90           $    87           $    75
Soybeans.......................         12                10                 9
Other Products.................         34                33                30
                                    ------            ------            ------
  Total........................    $   136           $   130           $   114
                                    ======            ======            ======


Planned growth in biotechnology projects, research collaborations, and trait and technology development makes up most of the increase over 1995. The investment in research has increased yearly since 1973, supporting the Company's commitment to improving products through research and product development.

Properties

Pioneer owns and operates 22 commercial seed corn conditioning plants in North America. These plants are located in Illinois (4), Indiana (4), Iowa (8), Michigan (1), Nebraska (2), Texas (1), and Ontario, Canada (2).

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

At normal capacity, the husking and sorting units at the North American plants can handle 54,580 bushels of ear corn per hour. In total, these plants have the capacity to condition 14,400 units per hour. In a normal year, seed conditioning is completed by early February. These plants have the facilities to store 10 million bushels of bulk seed and 15.6 million units of bagged seed corn, including cold storage for 7.4 million units.

In North America, conditioning of other commercial PioneerAE brand seed is performed at a total of 17 plants, six of which also condition corn. Pioneer also owns interests in 24 commercial production plants in 21 countries outside North America. Parent seed is conditioned at nine locations in North America and at ten locations outside North America. Six of these facilities also condition commercial Pioneer brand seed.

The Company's plant breeders conduct research at 50 stations in the U.S. and Canada. There are 28 stations which conduct research on corn; four of those conduct research on more than one crop. There are 22 stations which conduct research on seeds other than corn. One of these stations conducts research on more than one crop. In addition to these research efforts, Pioneer conducts seed research at 43 locations throughout the rest of the world.

In addition to the research stations, approximately 273,000 square feet of laboratory, greenhouse, and office space located in Johnston, Iowa are also devoted to plant breeding, biotechnology, and microbial product research.

Additional   production   facilities  for  microbial  products  are  located  at
Company-owned properties in Durant, Iowa and Buxtehude, Germany. A livestock nutrition farm, located in Sheldahl, Iowa conducts research for the nutrition and industry markets (NIM) group and for microbial products.

Pioneer also owns 5,783 acres of agricultural land in the U.S. used primarily for research activities. Of this, 1,000 acres located in Johnston, Iowa are under commercial and residential development. As properties are developed, they are either sold or retained as equity projects.

Company properties, substantially all of which are owned, were subject to aggregate encumbrances of $1 million on August 31, 1996. The Company believes that all properties, including machinery, equipment, and vehicles, are well maintained, suitable for their intended uses, and adequately insured.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

On November 7, 1995, the Company's stock began trading on the New York Stock Exchange. Prior to that date, the Company's stock was traded in the National Association of Securities Dealers National Market System. The range of closing prices for these shares for the past two years follows:

                                          1996                       1995
             -------------------------------------------------------------------
             Quarter:              High        Low            High        Low
             First.............    57 3/8      42 3/4         35 1/4      30
             Second............    60 1/8      49 1/4         38 3/4      32 3/4
             Third.............    57          51 1/4         39 1/4      32 1/2
             Fourth............    57 1/4      49 3/4         45 1/2      38 3/4


On August 31, 1996, there were approximately 3,900 accounts representing approximately 20,000 shareholders of the Company's 82,388,878 outstanding shares. Quarterly dividends paid for the years ended August 31, 1996 and 1995 are as follows:

             Cash Dividends Per Share               1996                1995
             ---------------------------------------------------------------
             Quarter:
             First...........................    $   .20             $   .17
             Second..........................    $   .20             $   .17
             Third...........................    $   .20             $   .17
             Fourth..........................    $   .23             $   .20


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

                                   EXHIBIT 21


                       PIONEER HI-BRED INTERNATIONAL, INC.
                         SUBSIDIARIES OF THE REGISTRANT

The following are all of the subsidiaries of the Registrant, and are included in its audited consolidated financial statements filed with its Annual Report on Form 10-K for the fiscal year ended August 31, 1996. Each subsidiary listed is wholly-owned by the Registrant or one of the Registrant's wholly owned subsidiaries, except as otherwise indicated.


                                                                   Place of
                      Subsidiary                                 Incorporation

Subsidiaries of the Registrant:
        The Advantage Corp.                                          USA
        Green Meadows, Ltd.                                          USA
        Hibridos Pioneer de Mexico S.A. de C.V. (1%)                 Mexico
        PHI Communications Company, Inc.                             USA
        PHI Financial Services, Inc.                                 USA
        PHI Insurance Co.                                            USA
        PHI Insurance Services, Inc.                                 USA
        PHI Mexico, S.A. de C.V. (99%)                               Mexico
        PHI Specialty Products                                       USA
        Pioneer Hi-Bred Australia, Pty. Ltd.                         Australia
        Pioneer Hi-Bred FSC Ltd. (0.45%)                             Jamaica
        Pioneer Hi-Bred Limited                                      Canada
        Pioneer Hi-Bred Production, Ltd.                             Canada
        Pioneer Hi-Bred Puerto Rico, Inc.                            USA
        Pioneer Overseas Corporation                                 USA
        Pioneer Sementes Ltda. (74.39%)                              Brazil
        Pioneer Vegetable Genetics, Inc.                             USA
        Semillas Pioneer Chile Ltda. (99.74%)                        Chile
        Semillas Pioneer, S.A.                                       Spain

                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT


                                                                    Place of
                      Subsidiary                                Incorporation

Subsidiaries of Pioneer Overseas  Corporation,  a wholly owned subsidiary of the Registrant:
        Agri-Genetic Realty, Inc. (30%)                           Philippines
        Grainfield Co., Ltd. (35%)                                Thailand
        Hibridos Pioneer de Mexicanos S.A. de C.V. (96%)          Mexico
        MISR Pioneer Seeds Company S.A.E. (80.39%)                Egypt
        P. T. Pioneer Hibrida Indonesia (80%)                     Indonesia
        PartAgri SARL (50%)                                       France
        PHI Genetics (Pty) Limited                                South Africa
        PHI Hi-Bred (Pty) Limited                                 South Africa
        PHI Seeds Proprietary Ltd. (99.99%)                       Botswana
        Pioneer Argentina, S.A.                                   Argentina
        Pioneer France Mais S.A. (99.44%)                         France
        Pioneer Genetique S.A.R.L. (99%)                          France
        Pioneer Hi-Bred Agricultural Technologies, Inc.           Philippines
        Pioneer Hi-Bred Europe, Inc.                              USA
        Pioneer Hi-Bred FSC Ltd. (99.55%)                         Jamaica
        Pioneer Hi-Bred Italia S.p.A. (90%)                       Italy
        Pioneer Hi-Bred Japan Co., Ltd. (52%)                     Japan
        Pioneer Hi-Bred Korea, Inc.                               USA
        Pioneer Hi-Bred Magyarorszag Kft. (90%)                   Hungary
        Pioneer Hi-Bred Northern Europe GmbH                      Germany
        Pioneer Hi-Bred S.A.R.L. (99.8%)                          France
        Pioneer Hi-Bred Seeds Agro S.R.L.                         Romania
        Pioneer Hi-Bred Seeds, Inc. JV (95%)                      Ethiopia
        Pioneer Hi-Bred Sementes de Portugal, S.A. (99.96%)       Portugal
        Pioneer Hi-Bred Thailand Co., Ltd. (94.5%)                Thailand
        Pioneer Overseas Corporation (Thailand) Ltd. (99.96%)     Thailand
        Pioneer Overseas Research Corporation                     USA
        Pioneer Pakistan Seed Limited (80%)                       Pakistan
        Pioneer Saaten GmbH                                       Austria
        Pioneer Seed Company (Zimbabwe) (Private) Limited (95%)   Zimbabwe
        Pioneer Seed Holding Nederland B.V.                       Netherlands
        Pioneer Seeds, Inc.                                       USA
        Pioneer Semena Holding GmbH (99%)                         Austria
        Pioneer Sementes Ltda. (25.61%)                           Brazil
        Pioneer Sjeme D.o.o. (10%)                                Croatia
        Pioneer Tohumculuk A.S. (99.98%)                          Turkey
        Pioneer Trading Ltd. (51%)                                Turks & Caicos
        Semillas Hibridas Pioneer S.A. (75%)                      Colombia
        Semillas Pioneer Chile Ltda. (0.26%)                      Chile
        Semillas Pioneer de Venezuela C.A.                        Venezuela
        SPIC PHI Seeds Inc. (40%)                                 India
        Swazi-American (PHI) Seeds, Ltd. (70%)                    Swaziland
        Ukranian-American Russian Zorya-Nasinnya (33.33%)         Ukraine

                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT


                                                                   Place of
                      Subsidiary                                 Incorporation

Subsidiaries of Green Meadows, Ltd., a wholly owned
  subsidiary of the Registrant:
        Green Meadows Development Board                              USA
        Hibridos Pioneer de Mexico S.A. de C.V. (1%)                 Mexico
        Iowa India Investments Company Ltd.                          USA
        PHI Mexico, S.A. de C.V. (1%)                                Mexico
        Pioneer France Mais S.A. (0.08%)                             France
        Village Court, Inc.                                          USA

Subsidiaries of PHI Insurance Services, Inc., a wholly-owned subsidiary of the Registrant:
        Hibridos Pioneer de Mexico S.A. de C.V. (1%)                 Mexico
        Pioneer Insurance Services, Inc. - An insurance Agency       USA

Subsidiary of Pioneer Genetique  S.A.R.L., a wholly owned subsidiary of Pioneer Overseas Corporation and Pioneer Seeds, Inc.:
        Pioneer France Mais S.A. (.08%)                              France

Subsidiaries of Pioneer Hi-Bred Europe, Inc., a wholly owned subsidiary  of Pioneer Overseas Corporation:
        Pioneer Hi-Bred Magyarorszag Kft. (10%)                      Hungary
        Pioneer Hi-Bred Sementes de Portugal S.A. (0.01%)            Portugal
        Pioneer Tohumculuk A.S. (0.01%)                              Turkey

Subsidiary of Pioneer Hi-Bred Korea, Inc., a wholly owned
  subsidiary of Pioneer Overseas Corporation:
        Pioneer Hi-Bred Sementes de Portugal S.A. (0.01%)            Portugal

Subsidiaries of Pioneer Hi-Bred Limited, a wholly owned
  subsidiary  of the Registrant:
        Pioneer France Mais S.A. (0.08%)                             France
        Pioneer Hi-Bred S.A.R.L. (0.20%)                             France

Subsididary of Pioneer Overseas Research Corporation, a wholly owned subsidiary of Pioneer Overseas Corporation:
        Pioneer Hi-Bred Sementes de Portugal S.A. (0.01%)            Portugal

Subsidiaries of Pioneer Seed Holding Nederland B.V., a wholly owned subsidiary of Pioneer Overseas Corporation:
        Hellaseed S.A. (51%)                                         Greece
        Pioneer France Mais S.A. (0.08%)                             France
        Pioneer Hi-Bred Slovakia S.R.O.                              Slovakia

                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT


                                                                     Place of
                      Subsidiary                                   Incorporation

Subsidiaries  of Pioneer  Seeds,  Inc.,  a wholly
  owned  subsidiary  of Pioneer Overseas Corporation:
        Hibridos Pioneer de Mexico S.A. de C.V. (1%)                 Mexico
        MISR Pioneer Seed Company S.A.E. (0.01%)                     Egypt
        P.T. Pioneer Hibrida Indonesia (20%)                         Indonesia
        PHI Seeds Proprietary Limited (0.01%)                        Botswana
        Pioneer France Mais S.A. (0.08%)                             France
        Pioneer Genetique S.A.R.L. (1%)                              France
        Pioneer Hi-Bred Italia S.p.A. (10%)                          Italy
        Pioneer Hi-Bred Sementes de Portugal S.A. (0.01%)            Portugal
        Pioneer Semena Holding GmbH (1%)                             Austria
        Pioneer Sjeme D.o.o. (90%)                                   Croatia
        Pioneer Tohumculuk A.S. (0.01%)                              Turkey

                                   EXHIBIT 23


                         CONSENTS OF EXPERTS AND COUNSEL






                          INDEPENDENT AUDITORS' CONSENT




The Board of Directors
Pioneer Hi-Bred International, Inc.

We consent to incorporation by reference in the registration statement No. 333-08927 on Form S-8 of our report dated October 4, 1996, relating to the consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended August 31, 1996, which report appears in the August 31, 1996, annual report on Form 10-K of Pioneer Hi-Bred International, Inc.


                                            /s/KPMG Peat Marwick LLP
                                            ------------------------
                                               KPMG Peat Marwick LLP

Des Moines, Iowa
November 22, 1996

                                   EXHIBIT 27

                             FINANCIAL DATA SCHEDULE


ARTICLE                                    5
MULTIPLIER                              1,000,000

PERIOD-TYPE                             YEAR
FISCAL-YEAR-END                         AUG-31-1996
PERIOD-END                              AUG-31-1996
CASH                                              43
SECURITIES                                        56
RECEIVABLES                                      266
ALLOWANCES                                        23
INVENTORY                                        382
CURRENT-ASSETS                                   784
PP&E                                             985
DEPRECIATION                                     475
TOTAL-ASSETS                                    1422
CURRENT-LIABILITIES                              288
BONDS                                              0
PREFERRED-MANDATORY                                0
PREFERRED                                          0
COMMON                                            93
OTHER-SE                                         925
TOTAL-LIABILITY-AND-EQUITY                      1422
SALES                                           1721
TOTAL-REVENUES                                  1721
CGS                                              863
TOTAL-COSTS                                      863
OTHER-EXPENSES                                   511
LOSS-PROVISION                                     0
INTEREST-EXPENSE                                  11
INCOME-PRETAX                                    350
INCOME-TAX                                       127
INCOME-CONTINUING                                223
DISCONTINUED                                       0
EXTRAORDINARY                                      0
CHANGES                                            0
NET-INCOME                                       223
EPS-PRIMARY                                     2.68
EPS-DILUTED                                     2.68

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)          PIONEER HI-BRED INTERNATIONAL, INC.


                                   /s/ Charles S. Johnson
                      ----------------------------------------------------------
(NAME AND TITLE)      Charles S. Johnson, President and Chief Executive Officer
                      and Director
DATE                  November 22, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                 /s/ Charles S. Johnson
                      ----------------------------------------------------------
(NAME AND TITLE)      Charles S. Johnson, President and Chief Executive Officer
                      and Director
DATE                  November 22, 1996


                                 /s/ Thomas N. Urban
                      ----------------------------------------------------------
(NAME AND TITLE)      Thomas N. Urban, Chairman of the Board of Directors
DATE                  November 22, 1996


                                /s/ Jerry L. Chicoine
                      ----------------------------------------------------------
(NAME AND TITLE)      Jerry L. Chicoine, Senior Vice President, Chief Financial
                      Officer and Corporate Secretary to the Board
DATE                  November 22, 1996


                               /s/ Dwight G. Dollison
                      ----------------------------------------------------------
(NAME AND TITLE)      Dwight G. Dollison, Vice President and Treasurer
DATE                  November 22, 1996


                              /s/ Brian G. Hart
                      ----------------------------------------------------------
(NAME AND TITLE)      Brian G. Hart, Vice President and Corporate Controller
DATE                  November 22, 1996


                             /s/ C. Robert Brenton
                      ----------------------------------------------------------
(NAME AND TITLE)      C. Robert Brenton, Director
DATE                  November 22, 1996


                            /s/ Dr. Pedro Cuatrecasas
                      ----------------------------------------------------------
(NAME AND TITLE)      Dr. Pedro Cuatrecasas, Director
DATE                  November 22, 1996

                             /s/ Dr. Ray A. Goldberg
                      ----------------------------------------------------------
(NAME AND TITLE)      Dr. Ray A. Goldberg, Director
DATE                  November 22, 1996


                            /s/ Fred S. Hubbell
                      ----------------------------------------------------------
(NAME AND TITLE)      Fred S. Hubbell, Director
DATE                  November 22, 1996


                            /s/ Dr. F. Warren McFarlan
                      ----------------------------------------------------------
(NAME AND TITLE)      Dr. F. Warren McFarlan, Director
DATE                  November 22, 1996


                           /s/ Dr. Owen J. Newlin
                      ----------------------------------------------------------
(NAME AND TITLE)      Dr. Owen J. Newlin, Director
DATE                  November 22, 1996


                           /s/ Dr. Virginia Walbot
                      ----------------------------------------------------------
(NAME AND TITLE)      Dr. Virginia Walbot, Director
DATE                  November 22, 1996


                           /s/ H. Scott Wallace
                      ----------------------------------------------------------
(NAME AND TITLE)      H. Scott Wallace, Director
DATE                  November 22, 1996


                           /s/ Fred W. Weitz
                      ----------------------------------------------------------
(NAME AND TITLE)      Fred W. Weitz, Director
DATE                  November 22, 1996


                           /s/ Herman H.F. Wijffels
                      ----------------------------------------------------------
(NAME AND TITLE)      Herman H.F. Wijffels, Director
DATE                  November 22, 1996


                          /s/ Nancy Y. Bekavac
                      ----------------------------------------------------------
(NAME AND TITLE)      Nancy Y. Bekavac, Director
DATE                  November 22, 1996


                          /s/ Luiz Kaufmann
                      ----------------------------------------------------------
(NAME AND TITLE)      Luiz Kaufmann, Director
DATE                  November 22, 1996