Form 10-K/A
period 1996-08-31
PIONEER HI BRED INTERNATIONAL INC
filed 1997-01-07
CIK 78716

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

(REGISTRANT)          PIONEER HI-BRED INTERNATIONAL, INC.


                                    /s/ Charles S. Johnson
                      ________________________________________________________
(NAME AND TITLE)      Charles S. Johnson, President and Chief Executive Officer
                      and Director
DATE                  January 7, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                    /s/ Charles S. Johnson
                      _________________________________________________________
(NAME AND TITLE)      Charles S. Johnson, President and Chief Executive Officer
                      and Director
DATE                  January 7, 1997


                                    /s/ Thomas N. Urban
                      _________________________________________________________
(NAME AND TITLE)      Thomas N. Urban, Chairman of the Board of Directors
DATE                  January 7, 1997


                                    /s/ Jerry L. Chicoine
                      _________________________________________________________
(NAME AND TITLE)      Jerry L. Chicoine, Senior Vice President, Chief Financial
                      Officer and Corporate Secretary to the Board
DATE                  January 7, 1997

                                    /s/ Dwight G. Dollison
                      _________________________________________________________
(NAME AND TITLE)      Dwight G. Dollison, Vice President and Treasurer
DATE                  January 7, 1997


                                    /s/ Brian G. Hart
                      _________________________________________________________
(NAME AND TITLE)      Brian G. Hart, Vice President and Corporate Controller
DATE                  January 7, 1997


                                    /s/ C. Robert Brenton
                      _________________________________________________________
(NAME AND TITLE)      C. Robert Brenton, Director
DATE                  January 7, 1997


                                    /s/ Dr. Pedro Cuatrecasas
                      _________________________________________________________
(NAME AND TITLE)      Dr. Pedro Cuatrecasas, Director
DATE                  January 7, 1997

                                    /s/ Dr. Ray A. Goldberg
                      _________________________________________________________
(NAME AND TITLE)      Dr. Ray A. Goldberg, Director
DATE                  January 7, 1997


                                    /s/ Fred S. Hubbell
                      _________________________________________________________
(NAME AND TITLE)      Fred S. Hubbell, Director
DATE                  January 7, 1997


                                    /s/ Dr. F. Warren McFarlan
                      _________________________________________________________
(NAME AND TITLE)      Dr. F. Warren McFarlan, Director
DATE                  January 7, 1997


                                    /s/ Dr. Owen J. Newlin
                      _________________________________________________________
(NAME AND TITLE)      Dr. Owen J. Newlin, Director
DATE                  January 7, 1997


                                    /s/ Dr. Virginia Walbot
                      _________________________________________________________
(NAME AND TITLE)      Dr. Virginia Walbot, Director
DATE                  January 7, 1997


                                    /s/ H. Scott Wallace
                      _________________________________________________________
(NAME AND TITLE)      H. Scott Wallace, Director
DATE                  January 7, 1997


                                  /s/ Fred W. Weitz
                      _________________________________________________________
(NAME AND TITLE)      Fred W. Weitz, Director
DATE                  January 7, 1997


                                 /s/ Herman H.F. Wijffels
                      _________________________________________________________
(NAME AND TITLE)      Herman H.F. Wijffels, Director
DATE                  January 7, 1997


                                 /s/ Nancy Y. Bekavac
                      _________________________________________________________
(NAME AND TITLE)      Nancy Y. Bekavac, Director
DATE                  January 7, 1997


                                /s/ Luiz Kaufmann
                      _________________________________________________________
(NAME AND TITLE)      Luiz Kaufmann, Director
DATE                  January 7, 1997