Form 10-Q
period 1996-11-30
PIONEER HI BRED INTERNATIONAL INC
filed 1997-01-13
CIK 78716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1996

                                       OR

-----          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



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


             700 Capital Square, 400 Locust, Des Moines, Iowa 50309
            ---------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (515) 248-4800
                                                   ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X            No
                                  ---------            --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at December 27, 1996
------------------------------             ------------------------------------
Common Stock ($1.00 par value)                         82,375,352

                       PIONEER HI-BRED INTERNATIONAL, INC.

                                      INDEX



                                                                                  PAGE

PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -- November 30, 1996,
             August 31, 1996, and November 30, 1995.........................      3-4


           Consolidated Condensed Statements Of Operations-- Three Months
             Ended November 30, 1996 and 1995...............................        5


           Consolidated Condensed Statements Of Cash Flows-- Three Months
             Ended November 30, 1996 and 1995...............................        6


           Notes to Consolidated Condensed Financial Statements.............        7


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................     8-11


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................       12

  Signatures................................................................       13

                         PART I - FINANCIAL INFORMATION


                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)



                                            November 30,    August 31,     November 30,
                      ASSETS                   1996            1996             1995
                                             ----------     ----------     ------------

CURRENT ASSETS
    Cash and cash equivalents...........    $      68       $      99       $      84
    Accounts and notes receivable, net..          178             243             139
    Inventories:
      Finished seed.....................          415             209             359
      Unfinished seed...................          401             163             347
      Other.............................           12              10               8
    Deferred income taxes...............           54              58              54
    Prepaid expenses and other current assets       7               2               6
                                             --------       ---------        --------
      Total current assets                  $   1,135       $     784       $     997


LONG-TERM ASSETS........................           83              81              39




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    November 30, 1996 - $495
    August 31, 1996 - $484
    November 30, 1995 - $460............          523             510             486



INTANGIBLES.............................           51              47               9
                                             --------        --------        --------

                                            $   1,792       $   1,422       $   1,531
                                             ========        ========        ========

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)



LIABILITIES AND SHAREHOLDERS'                November 30,      August 31,    November 30,
EQUITY                                            1996           1996            1995
                                             ------------      ----------    ------------

CURRENT LIABILITIES
    Short-term borrowings.................   $     215        $      13       $     190
    Current maturities of long-term debt..          12               12              52
    Accounts payable, trade...............         399               89             273
    Accrued compensation..................          37               65              30
    Income taxes payable..................          16               63               3
    Other accruals........................          43               46              35
                                              --------         --------        --------
      Total current liabilities...........   $     722        $     288       $     583
                                              --------         --------        --------


LONG-TERM DEBT............................   $      25        $      25       $      17
                                              --------         --------        --------


DEFERRED ITEMS,
    Postretirement benefits...............   $      40        $      40       $      38
    Other.................................          46               44              39
                                              --------         --------        --------
                                             $      86        $      84       $      77
                                              --------         --------        --------


MINORITY INTEREST IN SUBSIDIARIES........    $       5        $       7       $       5
                                              --------        ---------        --------


SHAREHOLDERS' EQUITY
      Preferred stock, no par value.......   $      --        $      --       $      --
      Common stock, $1 par value..........          93               93              93
      Additional paid-in capital..........          23               23              18
      Retained earnings...................       1,207            1,272           1,052
      Unrealized gain on available-for-sale
        securities, net...................          13               11              --
      Cumulative translation adjustment...          (5)              (3)              1
                                              --------         --------        --------
                                             $   1,331        $   1,396       $   1,164

    Less:  Cost of common shares
      acquired for the treasury...........        (365)            (364)           (303)
      Unearned compensation...............         (12)             (14)            (12)
                                              --------         --------        --------
                                             $     954        $   1,018       $     849
                                              --------         --------        --------
                                             $   1,792        $   1,422       $   1,531
                                              ========         ========        ========

See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.

                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited, in millions)

                                                          Three Months Ended
                                                               November 30,
                                                         1996              1995
                                                      ---------         ---------
Net sales..........................................   $      90         $      92
                                                       --------          --------

Operating costs and expenses:
  Cost of goods sold...............................   $      50         $      53
  Research and product development.................          30                31
  Selling..........................................          51                53
  General and administrative.......................          30                31
                                                       --------          --------
                                                      $     161         $     168
                                                       --------          --------

  Operating (loss).................................   $     (71)        $     (76)

Investment income..................................           4                 4
Interest expense...................................          (2)               (4)
Net exchange (loss)................................          (2)               (3)
                                                       --------         ---------

  (Loss) before items shown below..................   $     (71)        $     (79)

Provision for income taxes.........................          27                30
Minority interest and other........................          (1)               --
                                                      ---------         ---------


  Net (loss).......................................   $     (45)        $     (49)
                                                       ========          ========


Net (loss) per common share*.......................   $    (.55)       $     (.59)

Dividends per common share*........................   $     .23         $     .20

Average shares outstanding.........................        82.4              83.4

* Not in millions

See Notes to Consolidated Condensed Financial Statements.

                            PIONEER HI-BRED INTERNATIONAL, INC.

                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited, in millions)



                                                          Three Months Ended
                                                               November 30,
                                                          1996              1995
                                                        -------           ------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss).......................................   $     (45)        $     (49)
  Noncash items included in net (loss):
    Depreciation and amortization..................          19                18
    Other..........................................           6                --
  Net change in assets and liabilities.............        (151)              (52)
                                                       --------          --------
    Net cash used in operating activities..........   $    (171)        $     (83)
                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   $     (32)        $     (30)
  Other............................................         (10)               (1)
                                                       --------          --------
    Net cash used in investing activities..........   $     (42)        $     (31)
                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds on short-term borrowings............   $     203         $     131
  Dividends paid...................................         (19)              (17)
  Other............................................          (2)               --
                                                       --------          --------
    Net cash provided by financing activities......   $     182         $     114
                                                       --------          --------

    Net decrease in cash and cash equivalents......   $     (31)        $      --
Cash and cash equivalents, beginning...............          99                84
                                                       --------          --------
CASH AND CASH EQUIVALENTS, ENDING..................   $      68         $      84
                                                       ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) for:
    Interest.......................................   $       3         $       5
                                                       ========          ========
    Income taxes...................................   $      18         $      (7)
                                                       ========          ========

See Notes to Consolidated Condensed Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       PIONEER HI-BRED INTERNATIONAL, INC.


                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of November 30, 1996 and 1995, and the results of operations and cash flows for the three months ended November 30, 1996 and 1995. Because of the seasonal nature of the Company's business, the results of operations for the three months ended November 30, 1996, are not indicative of the results to be expected for the full year.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At November 30, 1996, such guarantees totaled approximately $23 million.

3. On December 13, 1995, the Company and Mycogen Corporation signed a research collaboration and investment agreement. The investment by Pioneer totaled $51 million, of which $30 million was for the purchase of three million shares of Mycogen common stock on the date of signing and the remainder to fund the research collaboration.

    On January 23, 1996, the Company announced it had signed a research collaboration with Human Genome Sciences. The investment by Pioneer totaled $16 million, which will be paid at varying times during the next three years to fund work performed under the collaboration.

4. Since April, 1996, Dekalb Genetics Corporation ("DeKalb") has filed five lawsuits against Pioneer. The lawsuits allege that insect-resistant corn products that use a Bt gene, and corn products resistant to glufosinate herbicide, infringe on certain DeKalb patents.

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

                       PIONEER HI-BRED INTERNATIONAL, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with the Company's audited financial statements and notes for the fiscal year ended August 31, 1996.


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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at November 30, 1996, consisted of $198 million in domestic commercial paper and $17 million in direct short-term borrowings from foreign banks.

During fiscal 1997, the Company has available the following domestic lines of credit:
(in millions)
        .......              Revolving      Seasonal      Total
                             ---------      --------      -----

First quarter..              $200           $100          $300
Second quarter.              $200           $100          $300
Third quarter..              $200           none          $200
Fourth quarter.              $200           none          $200

    November 30, 1996, accounts and notes receivable increased compared to the same period a year ago due to increased participation in our agricultural credit programs.

    Seed inventories, short-term borrowings, and accounts payable at November 30, 1996, are higher than the previous year due to additional acres planted and higher yields harvested in the fall of 1996 compared to the fall of 1995.

    The Company's investments in research collaborations, as noted in Note 3, resulted in increased long-term and intangible assets and long-term debt. The purchase and subsequent increase in market value of Mycogen Corporation common stock accounted for virtually the entire increase in long-term assets at November 30, 1996, compared to the prior year. This collaboration, along with others, also resulted in higher intangible assets and long-term debt levels.

    Property and equipment at November 30, 1996, increased over the same period a year earlier mainly due to the construction of additional production capacity in Europe and Latin America combined with other facilities in Johnston, Iowa.


MATERIAL CHANGES IN RESULTS OF OPERATIONS:


    Net loss for the three months ended November 30, 1996 totaled $45 million, or $.55 per share, compared to a net loss of $49 million, or $.59 per share, for the first quarter of fiscal 1996. Due to the seasonality of the seed business, single quarter results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such comparisons are not emphasized. Typically, most of the Company's revenue and operating profit is generated in the third quarter.

    Management believes the Company is on track to have another strong year in 1997. In North America, the performance advantage of Pioneer(R) brand seed corn hybrids has improved considerably compared to the competition. On-farm yield comparisons conducted by the Company in the fall of 1996 reflected that the average of all Pioneer brand hybrids out-yielded the average competitor by 5.9 bushels per acre bushels, 1.2 bushels more than in 1995. The yield advantage of Pioneer's ten leader hybrids reflected an average 7.6 bushel-per-acre advantage over the average of our competition's hybrids. This improved performance is creating a great deal of enthusiasm for the 1997 sales year.

    Operating results in North America during the current year will be impacted by higher per-unit seed corn costs compared to fiscal 1996. Although overall costs are expected to increase, the average seed corn sales price is expected to increase as well. The introduction of significant volumes of new technology products in fiscal 1997, along with list price increases across the corn product line, are expected to increase the net sales price per unit approximately seven percent in North America. The resulting effect should be higher current year per-unit margins.

    While results in regions outside North America are more difficult to predict, management believes that the Company is on target for future growth in these regions as well, and will build on the record results of 1996.

    As we look forward, all indications point to continued strong financial performance. However, uncertainties exist that could affect the Company's expectations, and fluctuations in expected results are likely as more information becomes available. Some of the important factors that could cause actual results to vary significantly from our expectations include weather, government programs/approvals, commodity prices, changes in corn acreage, intellectual property positions, product performance, customer preferences, currency fluctuations, and costs.

Three Months Ended November 30, 1996 compared to the Three Months Ended November 30, 1995


    Total sales decreased $2 million, or three percent, for the first three months of fiscal 1997 compared to the same period a year earlier. Seed corn sales were comparable to those reflected last year. Lower wheat and other product sales, partially offset by additional microbial sales, account for principally the entire current period sales decrease from a year ago. However, due to lower cost of goods sold, decreased fixed costs, and lower net financial expense, the first quarter loss decreased $4 million from what was recorded a year earlier.

    Typically, sales during our first quarter are generated mostly from Southern Hemisphere operations, North American wheat sales, and worldwide microbial product sales.

    First quarter seed corn sales totaled $39 million and are similar to those recorded a year ago. During the current period, no seed corn was delivered in North America. In the first quarter of fiscal 1996, Southern dealers took early delivery of seed corn totaling $4 million. An increase in current period seed corn sales outside North America offset this year's lack of early North American deliveries.

    Wheat sales in North America decreased $4 million due to declining wheat acreage. Acreage decreased as a result of the late harvest of corn and soybeans in the fall of 1996 combined with unfavorable weather conditions.

    Microbial product sales increased $3 million this year due to strong performance of premium inoculant products. Also impacting current period comparisons was $4 million in sales to liquidate our specialty oils inventory in the first quarter of fiscal 1996 that did not repeat in the current period. These sales were at essentially no margin, which also primarily accounts for the lower total cost of goods sold for the current period compared to a year ago.

    Research expenses decreased $1 million from what was reflected for the same period last year. The discontinuation of our vegetable product line and the timing of certain other expenses, partially offset by amortization of recent research collaborations, accounts for most of the current period decrease. On an annual basis, research expenses are expected to increase eight to ten percent above what was reflected in 1996.

    Selling and administrative expenses for the first three months of fiscal 1997 decreased $3 million from the same period a year ago. Current period variable selling costs (commissions and shipping costs) decreased as a result of fewer unit sales, while fixed selling costs decreased primarily due to timing of certain expenses. The decrease in administrative costs is principally the result of the one-time effect of adopting FAS116 "Accounting for Contributions Made and Contributions Received" during first quarter of 1996 not present in the current period.

    Current period net financial expense decreased $3 million from what was recorded in the prior year's first quarter as a result of lower interest expense and lower exchange losses. The retirement of the medium-term note program in February 1996, combined with a lower average level of short-term borrowing in the current year, reduced current period interest expense. Net exchange loss is lower in the current period principally due to higher losses on European intercompany transactions in the previous year.

    The estimated fiscal 1997 worldwide effective tax rate of 37.5 percent reflected in the first quarter is substantially unchanged from the 38 percent effective tax rate reflected in the first quarter of fiscal 1996. The effective tax rate reflected for first quarter is based on all information available to date, however, uncertainties exist that could cause the effective tax rate on an annual basis to vary from what is reflected in the current period. Some of these uncertainties include the level of profits generated in foreign countries with tax rates different from those in the United States and the impact from the repatriation of foreign earnings during the year.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

          a. Exhibits

               Financial Data Schedule (Exhibit 27).

          b. Reports on Form 8-K

               No reports on Form 8-K were filed with the Commission during the three months ended November 30, 1996.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PIONEER HI-BRED INTERNATIONAL, INC.
                                          -------------------------------------
                                                      (Registrant)


                                    By        /s/  CHARLES S. JOHNSON
                                          -------------------------------------
                                                   CHARLES S. JOHNSON
                                             Chairman, President, and Chief
                                             Executive Officer



                                    By        /s/  JERRY L. CHICOINE
                                          -------------------------------------
                                                   JERRY L. CHICOINE
                                             Senior Vice President and Chief
                                             Financial Officer

Dated:  January 13, 1997