Form 10-Q
period 1997-02-28
PIONEER HI BRED INTERNATIONAL INC
filed 1997-04-11
CIK 78716

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
                             ----------------------


  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
                               SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 28, 1997

                                       OR

______         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                            -------------------------

                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   Iowa                                     42-0470520
---------------------------------------------        -------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization)                                      Identification No.)



              700 Capital Square, 400 Locust, Des Moines, Iowa 50309
--------------------------------------------------------------------------------
                     (Address of principal executive offices)

Registrant's telephone number, including area code:         (515) 248-4800
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X            No
                                -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at March 28, 1997
------------------------------                 -----------------------------
Common Stock ($1.00 par value)                         82,223,623

================================================================================

                             PIONEER HI-BRED INTERNATIONAL, INC.


                                            INDEX


                                                                                 PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -- February 28, 1997,
             August 31, 1996, and February 29, 1996.........................      3-4


           Consolidated Condensed Statements Of Operations -- Three Months
             and Six Months Ended February 28, 1997 and February 29, 1996...        5


           Consolidated Condensed Statements Of Cash Flows -- Six Months
             Ended February 28, 1997 and February 29, 1996..................        6


           Notes to Consolidated Condensed Financial Statements.............        7


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................     8-12


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................       13

  Signatures................................................................       14


                                        PART I - FINANCIAL INFORMATION


                                      PIONEER HI-BRED INTERNATIONAL, INC.


                                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                          (Unaudited, in millions)


                                            February 28,    August 31,     February 29,
                      ASSETS                   1997            1996             1996
                                            -----------     ----------     ------------

CURRENT ASSETS
    Cash and cash equivalents...........    $     333       $      99       $     301
    Accounts and notes receivable, net..          232             243             223
    Inventories:
      Finished seed.....................          556             209             555
      Unfinished seed...................          219             163             121
      Other.............................            9              10               6
    Deferred income taxes...............           65              58              67
    Prepaid expenses and other current
      assets...........................            58               2              45
                                             --------        --------        --------
       Total current assets............     $   1,472       $     784       $   1,318


LONG-TERM ASSETS........................           84              81              97




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    February 28, 1997 - $495
    August 31, 1996 - $484
    February 29, 1996 - $469............          534             510             493



INTANGIBLES.............................           59              47              45
                                             --------        --------        --------

                                            $   2,149       $   1,422       $   1,953
                                             ========        ========        ========




                  See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.


                            CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)


LIABILITIES AND SHAREHOLDERS'                February 28,      August 31,    February 29,
EQUITY                                           1997             1996           1996
                                             ------------      ----------    ------------

CURRENT LIABILITIES
    Short-term borrowings.................   $      24        $      13       $      27
    Current maturities of long-term debt..           2               12               9
    Accounts payable, trade...............         224               89             190
    Customer deposits.....................         753               --             663
    Accrued compensation..................          45               65              35
    Income taxes payable..................          14               63               2
    Other accruals........................          53               46              51
                                              --------         --------        --------
      Total current liabilities...........   $   1,115        $     288       $     977
                                              --------         --------        --------


LONG-TERM DEBT............................   $      25        $      25       $      29
                                              --------         --------        --------


DEFERRED ITEMS
    Postretirement benefits...............   $      41        $      40       $      38
    Other.................................          47               44              54
                                              --------         --------        --------
                                             $      88        $      84       $      92
                                              --------         --------        --------


MINORITY INTEREST IN SUBSIDIARIES.........   $       6        $       7       $       6
                                              --------         --------        --------


SHAREHOLDERS' EQUITY
    Preferred stock, no par value.........   $      --        $      --       $      --
    Common stock, $1 par value............          93               93              93
    Additional paid-in capital............          41               23              21
    Retained earnings.....................       1,186            1,272           1,039
    Unrealized gain on available-for-sale
      securities, net.....................          21               11              18
    Cumulative translation adjustment.....         (12)              (3)             (2)
                                              --------         --------        --------
                                             $   1,329        $   1,396       $   1,169

    Less:  Cost of common shares
      acquired for the treasury...........        (385)            (364)           (303)
      Unearned compensation...............         (29)             (14)            (17)
                                              --------         --------        --------
                                             $     915        $   1,018       $     849
                                              --------         --------        --------
                                             $   2,149        $   1,422       $   1,953
                                              ========         ========        ========




                  See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited, in millions)


                                         Three Months Ended                Six Months Ended
                                      February 28,   February 29,      February 28,  February 29,
                                          1997          1996              1997           1996
                                      ---------------------------      --------------------------


Net sales..........................   $     264      $     281          $     354      $     373
                                       --------       --------           --------       --------

Operating costs and expenses:
  Cost of goods sold...............   $     137      $     143          $     187      $     196
  Research and product development.          33             31                 63             62
  Selling..........................          65             66                116            119
  General and administrative.......          35             36                 65             67
                                       --------       --------           --------       --------
                                      $     270      $     276          $     431      $     444
                                       --------       --------           --------       --------

  Operating income (loss)..........   $      (6)     $       5          $     (77)     $     (71)

Investment income..................           5              5                  9              9
Interest expense...................          (2)            (3)                (4)            (7)
Net exchange and other gains (losses)         3              2                  1             (1)
                                       --------       --------           --------        -------

  Income (loss) before items shown
    below..........................   $      --      $       9          $     (71)     $     (70)

Provision for income taxes.........          (1)            (3)                26             27
Minority interest and other........          (1)            (2)                (2)            (2)
                                       ---------      --------           ---------      --------


  Net income (loss)................   $      (2)     $       4          $     (47)     $     (45)
                                       ========       ========           ========       ========


Income (loss) per common share*....   $    (.02)     $     .05          $    (.57)     $    (.54)

Dividends per common share*........   $     .23      $     .20          $     .46      $     .40

Weighted average number of common
 shares outstanding................        82.3           83.5               82.4           83.5

* Not in millions




                    See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.


                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)


                                Six Months Ended
                            February 28, February 29,
                                                         1997              1996
                                                      -----------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss).......................................   $     (47)        $     (45)
  Noncash items included in net (loss):
    Depreciation and amortization..................          41                36
    Gain on sale of available-for-sale securities..          (7)               --
  Net change in assets and liabilities.............         376               448
                                                       --------          --------
    Net cash provided by operating activities......   $     363         $     439
                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   $     (65)        $     (54)
  Proceeds on sale of available-for-sale securities          17                --
  Other............................................         (21)              (50)
                                                       --------          --------
    Net cash used in investing activities..........   $     (69)        $    (104)
                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term borrowings.   $      14         $     (29)
  Purchase of treasury stock.......................         (17)               (1)
  Dividends paid...................................         (38)              (33)
  Principal payments on long-term borrowings.......         (10)              (52)
                                                       --------          --------
    Net cash used in financing activities..........   $     (51)        $    (115)
                                                       --------          --------

Effect of foreign currency exchange rate changes on
  cash and cash equivalents........................   $      (9)        $      (3)
                                                       --------          --------

   Net increase in cash and cash equivalents.......   $     234         $     217
Cash and cash equivalents, beginning...............          99                84
                                                       --------          --------
CASH AND CASH EQUIVALENTS, ENDING..................   $     333         $     301
                                                       ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid for:
    Interest................................          $      35         $      10
                                                       ========          ========
    Income taxes............................          $       4         $       8
                                                       ========          ========




                  See Notes to Consolidated Condensed Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       PIONEER HI-BRED INTERNATIONAL, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of February 28, 1997 and February 29, 1996, and the results of operations and cash flows for the six months ended February 28, 1997 and February 29, 1996. Because of the seasonal nature of the Company's business, the results of operations for the six months ended February 28, 1997, are not indicative of the results to be expected for the full year.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At February 28, 1997, such guarantees totaled approximately $23 million.

3. On December 13, 1995, the Company and Mycogen Corporation signed a research collaboration and investment agreement. The investment by Pioneer totaled $51 million, of which $30 million was for the purchase of three million shares of Mycogen common stock on the date of signing and the remainder to fund the research collaboration. In December 1996, one million shares were sold.

    On January 23, 1996, the Company announced it had signed a research collaboration with Human Genome Sciences. The investment by Pioneer totaled $16 million, which will be paid at varying times during the next three years to fund work performed under the collaboration.

4. Since April 1996, Dekalb Genetics Corporation ("DeKalb") has filed five lawsuits against Pioneer. The lawsuits allege that insect-resistant corn products that use a Bt gene, and corn products resistant to glufosinate herbicide, infringe on certain DeKalb patents.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at February 28, 1997, consisted of $24 million in direct borrowings from foreign banks.


During fiscal 1997, the Company has the following domestic lines of credit available:
(in millions)
                    Revolving     Seasonal       Total
                    ---------     --------       -----

First quarter        $200          $100           $300
Second quarter       $200          $100           $300
Third quarter        $200          $ --           $200
Fourth quarter       $200          $ --           $200


    Seed inventories and accounts payable at February 28, 1997, are higher than the previous year due to additional acres planted and higher yields harvested in the fall of 1996 compared to the fall of 1995.

    Property and equipment at February 28, 1997, increased over the same period a year earlier mainly due to the construction of additional production capacity in Europe and Latin America combined with other facilities in Johnston, Iowa.

    At February 28, 1997, prepaid expenses and intangibles increased from prior year levels due to payments associated with a development/license agreement for the right to develop and produce elite Bt transgenic corn hybrids.

    Cash and cash equivalents and customer deposits at February 28, 1997, increased from a year earlier due to higher advance cash collections in the current year. The Company does not record a sale until seed is delivered to the customer.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net loss for the six months ended February 28, 1997, was $47 million, or $.57 per share, compared to a net loss of $45 million, or $.54 per share, for the first half of fiscal 1996. Sales for the first six months of 1997 were $354 million, down from the $373 million recorded last year for this period. Due to the seasonality of the seed business, partial-year results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such quarterly comparisons are not emphasized. Typically, most of the Company's revenue and operating profit are generated in the third quarter.

    At this point, fiscal 1997 continues to look like another good year for Pioneer. While there is uncertainty regarding corn acreage levels which will have considerable influence on the Company's operations, a number of items point to improved results. Corn acreage in North America is projected to rise above 1996 levels, which will positively affect seed corn sales. And, although operating results in North America are expected to be impacted by higher per-unit seed corn costs, the average seed corn selling price is expected to increase as well. The introduction of significant volumes of new products in fiscal 1997, including the Company's first Bt-corn hybrids, is expected to increase the net selling price per unit in North America. The resulting effect should be higher current year per-unit seed corn margins.

    Early indications point to record sales and profits from our soybean business. While orders for our soybean products are running at an unprecedented pace, orders for glyphosate-resistant soybeans are particularly strong. Given that these varieties are priced at a premium to our elite soybean varieties, they are expected to significantly enhance soybean results.

    Relatively high soybean prices and continued projections for strong soybean demand are expected to put pressure on corn acreage as some growers may elect to plant more soybeans than planned. We believe we are seeing some indication of this in our year-to-date soybean orders. However, weather at planting time will play as much a role as relative commodity prices when final decisions are made on which crop growers will plant.

    Although operating results in regions outside North America are more difficult to predict, on the whole, management believes the Company is on track to post higher earnings from these operations as well. In total, unit volumes are expected to grow, however, the strong dollar will likely dampen reported earnings from many of our foreign operations and increase non-operating financial expenses.

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


Six Months Ended February 28, 1997 compared to the Six Months Ended February 29, 1996

    Operating loss for the first six months of fiscal 1997 increased $6 million from the same period a year earlier. Fewer seed corn unit sales outside North America for the six months ended February 28, 1997 was the primary factor for the decrease.

Net Sales and Operating Profit (Loss)
(Unaudited, in millions)

                                   Quarter Ended                           Six Months Ended
                        February 28,February 29, Increase/       February 28, February 29,Increase/
                          1997          1996    (Decrease)           1997        1996     (Decrease)
                        ----------------------------------       -----------------------------------

Net sales:
  Corn................  $     228   $     234    $      (6)      $     268    $     273   $      (5)
  Other...............         36          47          (11)             86          100         (14)
                         --------    --------     --------        --------     --------    --------

Total net sales.......  $     264   $     281    $     (17)      $     354    $     373   $     (19)
                         ========    ========     ========-       ========     ========    ========

Operating profit (loss):
  Corn................  $      28   $      34    $      (6)      $     (25)   $     (16)  $      (9)
  Other...............        (14)         (9)          (5)            (13)         (15)          2
                         --------    --------     --------        --------     --------    --------

  Product line operating
    profit (loss).....  $      14   $      25    $     (11)      $     (38)   $     (31)  $      (7)

  Indirect general and
    administrative
      expenses........        (20)        (20)          --             (39)         (40)          1
                         --------    --------     --------        --------     --------    --------

Operating income
  (loss)..............  $      (6)  $       5    $     (11)      $     (77)   $     (71)  $      (6)
                         ========    ========     ========        ========     ========    ========

Units delivered, North America:
  Corn................      1.593       1.543         .050           1.594        1.596       (.002)

SEED CORN

North America

    Year-to-date seed corn operating profit decreased $9 million from the same period a year ago. North American operations accounted for $4 million of the decrease. Current year unit sales through second quarter were virtually unchanged from a year earlier, and reflect only those units that have been delivered to customers. Those sales are primarily to customers in the southern United States, where corn planting is now underway. The Company does not record a sale until the customer takes delivery of the seed. Although seed price per unit increased compared to the prior year, higher costs offset most of the year-to-date improvement. Current year-to-date operating income was primarily impacted by higher research and development costs.

    Net sales price per unit for the first six months of fiscal 1997 increased over the prior year due to the introduction of several new elite products and the increase in list prices across the entire corn product line in North America.

     In 1997, the average net seed corn selling price per unit to customers in North America is expected to increase approximately seven percent. During the current year, a change was made to the Company's commission program which eliminated some ties between commissions and quantity savings discount programs. As a result, reported net price in the current year will reflect an increase of approximately four percent due to an increase in reported quantity savings discounts. Reported net commission expense will decrease accordingly. Expected net selling price per unit to customers, expected improvement in North American seed corn net margin per unit, and net compensation to sales representatives are essentially unaffected by this program change.

     Current year per-unit seed costs increased, offsetting most of the unit sales price improvement. Higher commodity costs related to the 1996 crop are primarily responsible for the higher per-unit seed corn cost of sales.

     Increased current year research and product development costs in North America account for virtually the entire increase in North American operating loss. The increase in research costs can be attributed to expanded efforts to develop improved products for customers. The Company's research efforts created 27 new corn hybrids for release in North America during 1997 - eight of these are new Bt hybrids.


Other Regions

     Seed corn operating results outside North America decreased $5 million for the first six months of fiscal 1997 compared to the same period in the previous year. European operations had the largest impact, accounting for $8 million of the decrease. Almost half of this decrease was the result of the U.S. dollar strengthening against European currencies. The majority of the constant dollar decrease was due to timing of deliveries in Northern and Southern Europe. Annual operating results for Europe are currently expected to be higher than 1996 levels.

     Year-to-date, Mexico operations have improved $4 million over the first six months of 1996. Favorable weather conditions have resulted in increased unit sales. Increased per-unit sales price also favorably impacted current period results. As a result, management expects 1997 annual operating results in Mexico to exceed those recorded in 1996.

     Latin American operations decreased $4 million for the first half of 1997 compared to the same period a year ago. Production problems have reduced our available supply of seed within certain areas of the region. Therefore, year-to-date sales are trailing those of the previous year, and annual sales in the region most likely will not reach 1996 levels.

     Volume and price increases in several countries within Asia, Africa, and the Middle East improved current year-to-date operating results $3 million. Markets within this geography continue to expand and the Company is well positioned to benefit from that growth.

OTHER PRODUCTS

     Other products current year operating results improved $2 million over those recorded a year earlier. Microbial product results for the first half of 1997 improved $3 million due to strong sales of premium inoculant products. Also impacting current period comparisons was the prior year liquidation of our specialty oils inventory and sale of our vegetable products line, which combined resulted in a $3 million loss in fiscal 1996 not present in the current year. In addition, decreased current year wheat sales in North America, the result of lower wheat acreage, reduced other products operating results $3 million.



INDIRECT GENERAL AND ADMINISTRATIVE EXPENSES

    Through second quarter, current year indirect general and administrative expenses decreased $1 million, or three percent, from 1996 levels. Excluding the one-time effect of adopting FAS116 "Accounting for Contributions Made and Contributions Received" during 1996, indirect general and administrative expenses increased $2 million, or four percent, over the prior year.


NET FINANCIAL AND TAXES

    Current period net financial income for the first six months of fiscal 1997 increased $5 million from what was recorded in the prior year due primarily to lower interest expense. The retirement of the medium-term note program in February 1996, combined with a lower average level of short-term borrowing in the current year, played a major role in this decrease. The gain on sale of one million shares of Mycogen Corp. stock during the period improved net financial income $7 million, however, this was offset almost entirely by a $5 million increase in net exchange loss principally due to the strengthening of the U.S. dollar against European currencies. Both of these items are included in net exchange and other gains (losses).

    The estimated fiscal 1997 worldwide tax rate of 36 percent reflected in the second quarter is similar to what was reflected on an annual basis for fiscal 1996. The worldwide effective tax rate reflected in the second quarter of fiscal 1996 was 38 percent. The effect of this change was an increase in net loss for the period of $1 million, or $.02 per share. The effective tax rate reflected for second quarter is based on all information available to date, however, uncertainties exist that could cause the effective tax rate on an annual basis to vary from what is reflected in the current period. Some of these uncertainties include the level of profits generated in foreign countries with tax rates different from those in the United States and the impact from the repatriation of foreign earnings during the year.

                       PIONEER HI-BRED INTERNATIONAL, INC.


                           PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

         a.Exhibits

              Financial Data Schedule (Exhibit 27).

         b.Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended February 28, 1997.

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



                                PIONEER HI-BRED INTERNATIONAL, INC.
                                          (Registrant)

                           By        /s/CHARLES S. JOHNSON
                                ------------------------------------------------
                                        CHARLES S. JOHNSON
                               Chairman, President, and Chief Executive Officer


                           By        /s/JERRY L. CHICOINE
                                ------------------------------------------------
                                        JERRY L. CHICOINE
                               Senior Vice President and Chief Financial Officer

Dated:  April 10, 1997