Form 10-Q
period 1997-05-31
PIONEER HI BRED INTERNATIONAL INC
filed 1997-07-08
CIK 78716

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

                     For quarterly period ended May 31, 1997

                                         OR

______      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                              ----------------------

                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                      Iowa                                       42-0470520
---------------------------------------------              ---------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)


             700 Capital Square, 400 Locust, Des Moines, Iowa 50309
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:         (515) 248-4800
                                                       -------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X            No
                                    -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at June 27, 1997
------------------------------                      ----------------------------
Common Stock ($1.00 par value)                                82, 222, 935

================================================================================

                             PIONEER HI-BRED INTERNATIONAL, INC.


                                            INDEX


                                                                                 PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -- May 31, 1997,
             August 31, 1996, and May 31, 1996..............................      3-4


           Consolidated Condensed Statements Of Operations-- Three Months
             and Nine Months Ended May 31, 1997 and May 31, 1996............        5


           Consolidated Condensed Statements Of Cash Flows-- Nine Months
             Ended May 31, 1997 and May 31, 1996............................        6


           Notes to Consolidated Condensed Financial Statements.............        7


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................     8-13


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................       14

  Signatures................................................................       15

                                PART I - FINANCIAL INFORMATION


                             PIONEER HI-BRED INTERNATIONAL, INC.


                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited, in millions)


                                              May 31,        August 31,        May 31,
                      ASSETS                   1997            1996             1996
                                             ----------     -----------     --------

CURRENT ASSETS
    Cash and cash equivalents...........    $     183       $      99       $     227
    Accounts and notes receivable, net..          489             243             407
    Inventories:
      Finished seed.....................          288             209             262
      Unfinished seed...................           94             163              77
      Other.............................            7              10               7
    Deferred income taxes...............           59              58              47
    Prepaid expenses and other current
      assets............................           11               2              10
                                            ---------        --------         -------
       Total current assets                $    1,131       $     784        $  1,037


LONG-TERM ASSETS........................           87              81              90




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    May 31, 1997 - $499
    August 31, 1996 - $484
    May 31, 1996 - $474.................          542             510             500



INTANGIBLES.............................           66              47              44
                                             --------        --------        --------

                                            $   1,826       $   1,422       $   1,671
                                             ========        ========        ========




                  See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.


                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited, in millions)


LIABILITIES AND SHAREHOLDERS'                    May 31,      August 31,        May 31,
EQUITY                                            1997           1996            1996
                                              -----------     ----------      -------

CURRENT LIABILITIES
    Short-term borrowings.................   $      28        $      13       $      15
    Current maturities of long-term debt..           5               12               8
    Accounts payable, trade...............         167               89             182
    Accrued compensation..................          52               65              47
    Income taxes payable..................         181               63             154
    Other accruals........................          49               46              51
                                              --------         --------        --------
      Total current liabilities...........   $     482        $     288       $     457
                                              --------         --------        --------

LONG-TERM DEBT............................   $      32        $      25       $      30
                                              --------         --------        --------


DEFERRED ITEMS
    Postretirement benefits...............   $      42        $      40       $      39
    Other.................................          46               44              43
                                              --------         --------        --------
                                             $      88        $      84       $      82
                                              --------         --------        --------


MINORITY INTEREST IN SUBSIDIARIES........    $       7        $       7       $       7
                                              --------         --------        --------


SHAREHOLDERS' EQUITY
    Preferred stock, no par value.........   $      --        $      --       $      --
    Common stock, $1 par value............          93               93              93
    Additional paid-in capital............          41               23              20
    Retained earnings.....................       1,499            1,272           1,326
    Unrealized gain on available-for-sale
      securities, net.....................          17               11              16
    Cumulative translation adjustment.....         (13)              (3)             (5)
                                              --------         --------        --------
                                             $   1,637        $   1,396       $   1,450

    Less:  Cost of common shares
      acquired for the treasury...........        (393)            (364)           (339)
      Unearned compensation...............         (27)             (14)            (16)
                                              --------         --------        --------
                                             $   1,217        $   1,018       $   1,095
                                              --------         --------        --------
                                             $   1,826        $   1,422       $   1,671
                                              ========         ========        ========




                  See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.


                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited, in millions)


                                         Three Months Ended                Nine Months Ended
                                         May 31,      May 31,           May 31,        May 31,
                                          1997         1996              1997           1996
                                      --------------------------       ----------------------


Net sales..........................   $   1,288      $   1,168          $   1,642      $   1,541
                                       --------       --------           --------       --------

Operating costs and expenses:
  Cost of goods sold...............   $     513      $     442          $     700      $     638
  Research and product development.          40             35                103             97
  Selling..........................         189            187                305            306
  General and administrative.......          31             26                 96             93
                                       --------       --------           --------       --------
                                      $     773      $     690          $   1,204      $   1,134
                                       --------       --------           --------       --------

  Operating income.................   $     515      $     478          $     438      $     407

Investment income..................           7              7                 16             16
Interest expense...................          (2)            (3)                (6)           (10)
Net exchange and other gains (losses)        (1)            --                 --             (1)
                                       --------       --------           --------       --------

  Income before items shown
    below..........................   $     519      $     482          $     448      $     412

Provision for income taxes.........        (187)          (178)              (161)           (10)
Minority interest and other........          --             (1)                (2)            (3)
                                       --------       --------           --------       --------


  Net income.......................   $     332      $     303          $     285      $     258
                                       ========       ========           ========       ========


Income per common share*...........   $    4.04      $    3.64         $     3.46      $    3.10

Dividends per common share*........   $     .23      $     .20          $     .69      $     .60

Weighted average number of common
 shares outstanding................        82.2           83.1               82.3           83.3

* Not in millions




                    See Notes to Consolidated Condensed Financial Statements.

                             PIONEER HI-BRED INTERNATIONAL, INC.


                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited, in millions)


                                                            Nine Months Ended
                                                       May 31,           May 31,
                                                        1997              1996
                                                      -----------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................   $     285         $     258
  Noncash items included in net income:
    Depreciation and amortization..................          64                55
    Gain on sale of available-for-sale securities..          (7)               --
    Other..........................................           1                 8
  Net change in assets and liabilities.............         (75)              130
                                                       --------          --------
    Net cash provided by operating activities......   $     268         $     451
                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   $     (85)        $     (76)
  Proceeds on sale of available-for-sale securities          17                --
  Other............................................         (31)              (48)
                                                       --------          --------
    Net cash used in investing activities..........   $     (99)        $    (124)
                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term borrowings.   $      17         $     (39)
  Purchase of treasury stock.......................         (24)              (37)
  Dividends paid...................................         (57)              (50)
  Principal payments on long-term borrowings.......         (11)              (54)
                                                       --------          --------
    Net cash used in financing activities..........   $     (75)        $    (180)
                                                       --------          --------

Effect of foreign currency exchange rate changes on
  cash and cash equivalents........................   $     (10)        $      (4)
                                                       --------          --------

   Net increase in cash and cash equivalents.......   $      84         $     143
Cash and cash equivalents, beginning...............          99                84
                                                       --------          --------
CASH AND CASH EQUIVALENTS, ENDING..................   $     183         $     227
                                                       ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid for:
    Interest................................          $       5         $      12
                                                       ========          ========
    Income taxes............................          $      54         $      16
                                                       ========          ========




                  See Notes to Consolidated Condensed Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       PIONEER HI-BRED INTERNATIONAL, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of May 31, 1997 and 1996, and the results of operations and cash flows for the nine months ended May 31, 1997 and 1996. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended May 31, 1997, may not be indicative of the results to be expected for the full year.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At May 31, 1997, such guarantees totaled approximately $23 million.

3. Since April 1996, Dekalb Genetics Corporation ("DeKalb") has filed five lawsuits against Pioneer. The lawsuits allege that insect-resistant corn products that use a Bt gene, and corn products resistant to glufosinate herbicide, infringe on certain DeKalb patents.

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

4. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (SFAS 128), which is intended to simplify the earnings per share computation and increase comparability of earnings per share on an international basis. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share data presented. The adoption of SFAS 128 is not expected to have a significant impact on the Company's financial statements.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at May 31, 1997, consisted of $28 million in direct borrowings from foreign banks.


During fiscal 1997, the Company has the following domestic lines of credit available:
(in millions)
        .......       Revolving     Seasonal       Total
        .......
First quarter..       $200          $100           $300
Second quarter.       $200          $100           $300
Third quarter..       $200          $ --           $200
Fourth quarter.       $200          $ --           $200


    Increased credit sales at May 31, 1997, contributed to the current year increase in accounts receivable when compared to prior year results.

    Property and equipment at May 31, 1997, increased over the same period a year earlier mainly due to the construction of additional production capacity in Latin America combined with other newly constructed facilities in Johnston, Iowa.

    At May 31 1997, intangibles increased from prior year levels due to payments associated with an agreement for the right to develop and produce elite Bt transgenic corn hybrids.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Due to the seasonality of the seed business, partial-year results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such quarterly comparisons are not emphasized. Typically, most of the Company's revenue and operating profit are generated in the third quarter.

    Net income for the nine months ended May 31, 1997, was $285 million, or $3.46 per share, on sales of $1.642 billion, compared to net income of $258 million, or $3.10 per share, on sales of $1.541 billion for the first nine months of fiscal 1996.

    Nine months into fiscal 1997, the Company is on track for another year of record earnings and better than 20 percent return on equity. As usual, there is some uncertainty in predicting annual results. However, Northern Hemisphere seed corn operations are the most significant component of consolidated results, and with the third quarter just completed, more than 90 percent of projected annual sales are recorded and much is known about the three drivers of seed corn profitability - market share, market size, and price (net margin) per unit.

    Fiscal 1997 marks a time of significant transition for our North American seed corn product line. Depending on final corn acreage and seeding rates, the Company's share of the North American seed corn market is estimated to be approximately 42 percent to 42.5 percent. This is a decrease of approximately a point and one half to two points from 1996 levels. The Company introduced a number of new products this year targeted to replace hybrids that have in recent years dominated the North American seed corn market. Falling unit sales of these older hybrids are largely responsible for the estimated current year market share decrease.

    An expected increase in North American market size combined with an increase in net seed corn margin per unit will also impact current year results. Corn acreage in North America is projected to rise modestly above 1996 levels. And, although operating results in North America will be impacted by higher per-unit seed corn costs, the average seed corn selling price is expected to increase as well. The introduction of significant volumes of new products in fiscal 1997 is expected to increase the net selling price per unit in North America. The result should be higher current year per-unit seed corn margins of approximately $2 per unit.

    In response to the growing market demand for new genetics with targeted attributes, the Company introduced 27 new corn hybrids this year in North America. First year sales of these new hybrids are expected to reach nearly 600,000 units, four times more than any previous group of new product introductions. These new hybrids are expected to account for approximately 40 percent of next year's Pioneer seed corn sales in North America and will be the foundation for future market share.

    The most prominent demand for new genetic corn products this season was Bt-corn. Despite regulatory approval for its Bt-corn products coming late in the selling season, Pioneer sales representatives were able to place into the market more than 300,000 units of the new Bt-corn products introduced in 1997. Those units covered approximately 20 percent of the estimated North American Bt-corn acres planted in 1997. Because of the late start, the Company was unable to attain its normal market presence for these products. This lost opportunity also affected current year market share results. In total, eight Bt-corn hybrids were introduced in 1997. Management believes these new Bt-corn products incorporate the best genetics available and have stronger performance potential than any Bt-corn product released to date. The Company is in excellent position to grow its Bt-corn market share in 1998 due to good placement in the market of the 1997 Bt-corn sales, expected larger available supplies of these Bt-corn products, and an entire season in which to market them.

    The demand for new genetics extends beyond Bt-corn products. The Company's continuous effort to expand and improve its germplasm base includes the testing of products with improved agronomic qualities, as well as value-added traits for livestock producers and other end-users. Only well-tested products that demonstrate reliable performance and value potential for our customers will be brought to the market. The Company will continue to be patient in its testing to provide new traits in the best genetics. While we believe this disciplined approach to product development has contributed to the recent decline in our market share, we are certain it best serves the long-term interests of our customers and shareholders.

    In addition, the Company continues to vigorously defend the value (price) of its new products with customers. Some competitors have sacrificed the value of these new technologies in an attempt to capture market share. The Company believes it is essential to protect the value of these new products, and also recognizes the challenge this creates in our efforts to protect and grow market share.

    Despite these recent challenges, management believes the Company is well positioned to grow market share in 1998. The 27 newly-introduced corn hybrids have performed very well in wide-area testing. Besides Bt-corn products, these new releases include hybrids with better disease resistance, as well as products for the rapidly growing high-oil corn market and new white and waxy corn hybrids for the starch industry. Our research indicates that this new lineup may be stronger than the one introduced in 1990, which drove the record-setting growth in sales and market share over the subsequent five years. Due to the Company's ability to quickly increase supply, these products should be widely available in 1998.

    There is also excitement surrounding soybean operations. Results in 1997 will reflect record sales and profits from our soybean business. Fueled by growth in acres, market share, and strong unit sales of glyphosate-resistant products, current year North American soybean unit sales will exceed seed corn unit sales. Given that glyphosate-resistant varieties are priced at a premium to our elite soybean varieties, they will significantly enhance soybean operating results.

    Although results in regions outside North America are more difficult to predict, on the whole, management believes the Company should post higher earnings from these operations as well. Europe, Mexico, Asia, Africa, and the Middle East will all post increases in operating income from a year ago. While Latin American operations are expected to fall below prior year results, the extent is unknown and will be determined by the volume of sales recorded in fourth quarter of the current year. In total, unit volumes outside North America are expected to grow, however, the strong dollar will likely dampen reported earnings from many of our foreign operations and increase non-operating financial expenses.

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


Nine Months Ended May 31, 1997 compared to the Nine Months Ended May 31, 1996

    Operating income for the first nine months of fiscal 1997 increased $31 million from the same period a year earlier. Additional seed corn units sales outside North America and increased North American soybean unit sales were the primary factors for the increase.

Net Sales and Operating Profit
(Unaudited, in millions)

                             Quarter Ended                          Nine Months Ended
                         May 31,       May 31,Increase/             May 31,     May 31,   Increase/
                          1997          1996    (Decrease)           1997        1996     (Decrease)
                        ----------------------------------       -----------------------------------
Net sales:
  Corn:
    North America.....  $     768   $     741    $      27       $     882    $     853   $      29
    Europe............        238         202           36             338          321          17
    Other Regions.....         15          19           (4)             69           61           8
                         --------    --------     --------        --------     --------    --------
                        $   1,021   $     962    $      59       $   1,289    $   1,235   $      54
  Soybeans............        174         136           38             182          146          36
  Other...............         93          70           23             171          160          11
                         --------    --------     --------        --------     --------    --------

Total net sales.......  $   1,288   $   1,168    $     120       $   1,642    $   1,541   $     101
                         ========    ========     ========        ========     ========    ========

Operating profit :
  Corn................  $     468   $     448    $      20       $     443    $     432   $      11
  Soybean.............         46          30           16              31           17          14
  Other...............         20          15            5              22           13           9
                         --------    --------     --------        --------     --------    --------

  Product line operating
    profit ...........  $     534   $     493    $      41       $     496    $     462   $      34

  Indirect general and
    administrative
      expenses........        (19)        (15)         (4)             (58)         (55)         (3)
                         --------    --------     -------         --------     --------    --------

Operating income......  $     515   $     478    $      37       $     438    $     407   $      31
                         ========    ========     ========        ========     ========    ========

Units delivered:
  Corn:...............
    North America.....        9.7         9.7           --            11.3         11.3          --
     Europe...........        2.1         1.7          0.4             3.0          2.8         0.2
     Other Regions....        0.2         0.4         (0.2)            1.2          1.0         0.2
                         --------    --------     --------        --------     --------    --------
                             12.0        11.8          0.2            15.5         15.1         0.4
                         ========    ========     ========        ========     ========    ========

  Soybean - North America    11.0         9.4          1.6            11.6         10.0         1.6
                         ========    ========     ========        ========     ========    ========


SEED CORN

North America

    Operating profit in North America was virtually unchanged between years. Current year unit sales through third quarter are similar to those recorded in the previous year. Although seed price per unit increased compared to the prior year, higher costs offset most of the year-to-date improvement. Increased investment in research and product development also impacted current year results.

    In 1997, the average net seed corn selling price per unit to customers in North America is expected to increase approximately seven percent from the introduction of several new elite products, which are priced at a premium, and an increase in list prices across the entire product line. During the current year, a change was made to the Company's commission program which eliminated some ties between commissions and quantity savings discount programs. As a result, reported net price for the first nine months of fiscal 1997 reflected an increase of approximately four percent due to an increase in reported quantity savings discounts. Reported net commission expense decreased accordingly. Net selling price per unit to customers, North American seed corn net margin per unit, and net compensation to sales representatives are essentially unaffected by this program change.

    Current year per-unit seed costs have increased, offsetting most of the unit sales price improvement. Higher commodity costs related to the 1996 crop has pushed per-unit seed corn cost of sales higher than what was recorded the previous year.

    Classical plant genetic improvement activities along with investments made to access technology which will help expand and improve the Company's germplasm base are increasing research and product development costs. As a result, research and product development costs for seed corn recorded to date have increased $8 million, or approximately 15 percent from a year ago. Annually, these costs are estimated to increase approximately 10 percent.


Other Regions

    Seed corn operating results outside North America increased $12 million for the first nine months of fiscal 1997 compared to the same period in the previous year. European operations provided the largest impact, providing $21 million in additional operating income compared to a year ago. Strengthening of the U.S. dollar against European currencies had a significant negative impact on current year reported results. On a constant dollar basis, European operations improved $42 million for the current period over results recorded last year. The majority of the constant dollar increase was due to additional unit sales in Italy, Southern Europe, and Central Europe. Market size and market share increases, individually or in concert, played roles in these improvements.

    Current year-to-date Mexico operations have improved $3 million. Favorable weather conditions and improved water supply have resulted in increased year-to-date unit sales. Increased per-unit sales price also impacted current period results. These factors should improve annual operations over the prior year.

    Latin American operations decreased $11 million for the first nine months of 1997 compared to the same period a year ago. Production problems in Brazil have reduced our available supply of seed within certain areas of Central Latin America. Also impacting current year results were performance issues related to last season's top selling hybrid in Argentina, which has reduced year-to-date sales there. As a result, year-to-date unit sales are trailing those from the previous year. New and improved products for the region are in the pipeline and should be widely available as a result of production in North America. While this supply will be available, at a higher cost, for the region's current selling season, it is unknown whether it will be available in time for the early sales season which falls within fiscal 1997.

    Because of good planting conditions this year, the Company expects that a higher percentage of its annual Northern Hemisphere corn sales were recorded through the first three quarters of fiscal 1997 than in 1996. Therefore, on a worldwide basis, we expect fewer fourth quarter corn unit sales in fiscal 1997 than in 1996.

SOYBEANS

    Year-to-date soybean operating income improved over 75 percent from the prior year, almost entirely the result of record North American operations. Soybean operations continue to grow, and have improved on the record results reflected a year ago. All three primary drivers for operating income: market size, market share, and net unit price had positive impacts for soybean operations.

    Unit sales have increased over 15 percent, or approximately 1.6 million units, from 1996 levels, fueled by increased acreage and improved market share. Favorable commodity prices have resulted in additional acres planted to soybeans in the current year, while continued strong product performance contributed to market share gains.

    Net margin improved from a year ago despite higher commodity costs. An increase in list prices for the current year, combined with the sales price effect of glyphosate-resistant products which are sold at a premium, more than offset the increase in unit costs.


OTHER PRODUCTS

    Other products current year operating results improved $9 million over those recorded a year earlier. Current period comparisons were impacted by the prior year liquidation of our specialty oils inventory and sale of our vegetable products line, which combined to improve current year operating results $4 million. Operating income for canola products improved $3 million from year ago results due to increased acreage and higher market share. Microbial product results also improved for the first three quarters of 1997 as strong performance of premium inoculant products pushed operating income $2 million higher. Year-to-date alfalfa, sunflower, and sorghum products improved from year ago results, as well. Decreased current year wheat sales in North America, the result of reduced acreage, lowered other products operating results $3 million from the same period last year.


INDIRECT GENERAL AND ADMINISTRATIVE EXPENSES

    Current year indirect general and administrative expenses increased $3 million, or five percent, over 1996 levels. Increase general costs and higher legal expense, resulting from technology claims and disputes, were partially offset by the one-time effect of adopting FAS116 "Accounting for Contributions Made and Contributions Received" during 1996 not present in the current year.

NET FINANCIAL AND TAXES

    Current period net financial income for the first nine months of fiscal 1997 increased $5 million from what was recorded in the prior year. The retirement of the medium-term note program in February 1996, combined with a lower average level of short-term borrowing in the current year, reduced current period interest expense $4 million. A current year gain from the sale of one million shares of Mycogen Corp. stock improved net financial income $7 million, however, this was offset almost entirely by an increase in recorded net exchange losses principally due to the strengthening of the U.S. dollar against European currencies. Both of these items are included in net exchange and other gains (losses).

    The estimated fiscal 1997 worldwide tax rate of 36 percent reflected through the third quarter is the same as what was reflected on an annual basis for fiscal 1996. The worldwide effective tax rate reflected through the third quarter of fiscal 1996 was 36.5 percent. The effective tax rate reflected for the third quarter is based on all information available to date, however, the effective tax rate on an annual basis may vary from what is reflected in the current period. The level of profits generated in foreign countries with tax rates different from those in the United States and the impact from the repatriation of foreign earnings through the remainder of the year will influence the final reported effective tax rate.

                       PIONEER HI-BRED INTERNATIONAL, INC.


                           PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

         a.Exhibits

              Financial Data Schedule (Exhibit 27).

         b.Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended May 31, 1997.

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



                                  PIONEER HI-BRED INTERNATIONAL, INC.
                                                (Registrant)


                          By             /s/CHARLES S. JOHNSON
                                  ------------------------------------
                                            CHARLES S. JOHNSON
                                Chairman, President, and Chief Executive Officer


                          By             /s/JERRY L. CHICOINE
                                  ------------------------------------
                                            JERRY L. CHICOINE
                               Senior Vice President and Chief Financial Officer
Dated: July 8, 1997