Form 10-K
period 1997-08-31
PIONEER HI BRED INTERNATIONAL INC
filed 1997-11-24
CIK 78716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the fiscal year ended August 31, 1997

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


         Title of each class           Name of each exchange on which registered
   Common Stock ($1.00 par value                New York Stock Exchange

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

                                    Yes        X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 4, 1997, was $5,973,301,219. As of November 4, 1997, 65,756,873 shares of the Registrant's Common Stock, $1.00 par value, were outstanding. As of November 4, 1997, there are also 164,445.86 shares of the Registrant's Series A Convertible Preferred Stock outstanding to E.I. du Pont de Nemours and Company (DuPont) which are convertible into 16,444,586 shares of the Registrant's Common Stock upon transfer of beneficial ownership of such shares of Preferred Stock to a person not a member of a DuPont group (generally defined as an affiliate of DuPont) and under certain other limited circumstances.

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Registrant incorporates by reference portions of the Pioneer Hi-Bred International, Inc. Annual Shareholders' Report for the year ended August 31, 1997. (Items 1, 2, and 3 of Part I, Items 5, 6, 7, and 8 of Part II.)

2. Registrant incorporates by reference portions of the Pioneer Hi-Bred International, Inc. Proxy Statement for the annual meeting of shareholders on January 27, 1998. (Items 10, 11, 12 and 13 of Part III).

                                     PART I

ITEM    1.    BUSINESS

              The description of business contained in the Annual Report to Shareholders for the year ended August 31, 1997 is incorporated herein by reference.

ITEM    2.    PROPERTIES

              The description of properties contained in the Annual Report to Shareholders for the year ended August 31, 1997 is incorporated herein by reference.

ITEM    3.    LEGAL PROCEEDINGS

              The description of legal proceedings contained within footnote 6 in the Annual Report to Shareholders for the year ended August 31, 1997 is incorporated herein by reference.

ITEM    4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

              Market Price Of And Dividends On The Registrant's Common Equity And Related Stockholder Matters: Market information for the Registrant's Common Stock contained in the Annual Report to Shareholders for the year ended August 31, 1997 is incorporated herein by reference.

              Sales of Unregistered Securities: Pursuant to the Investment Agreement, E.I. du Pont de Nemours and Company (DuPont) purchased directly from Pioneer Hi-Bred International, Inc. (the "Company") a new Series A Convertible Preferred Stock (the "Preferred Stock") which represents an economic ownership in the Company approximately equal to 20% of the Company's outstanding shares before giving effect to the issuance and approximately 16 2/3% after giving effect to the issuance at a Common Stock equivalent price of $104 per share and $1.71 billion in the aggregate. The Preferred Stock was exempt from registration under Section 4(2) of Securities Act of 1933 because it was issued in a private placement to an institutional accredited investor. After the direct issuance of Preferred Stock to DuPont, the Company then launched and completed a self-tender offer to purchase approximately 16.4 million of its Common Stock, par value $1 ("Common Stock") from its Shareholders. After giving effect to the self-tender offer, DuPont had approximately a 20% Common Stock equivalent equity interest in the Company.

              Shares of Preferred Stock are convertible (on the basis of 100 shares of Common Stock per share of Preferred Stock) automatically upon the transfer of beneficial ownership of such shares of Preferred Stock to a person not a member of a DuPont Group, as defined in the Investment Agreement, and under certain other limited circumstances.


ITEM    6.    SELECTED FINANCIAL DATA

              Selected   financial  data  contained  in  the  Annual  Report  to
              Shareholders for the year ended August 31, 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Management's discussion and analysis of financial condition and results of operations contained in the Annual Report to Shareholders for the year ended August 31, 1997 is incorporated herein by reference.

ITEM    8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The consolidated financial statements of the Registrant, together with the report thereon of KPMG Peat Marwick LLP contained in the Annual Report to Shareholders for the year ended August 31, 1997 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III

ITEM   10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1997; and the information responsive to the item is incorporated herein by reference.

ITEM   11.    EXECUTIVE COMPENSATION

              Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1997; and the information responsive to the item is incorporated herein by reference.

ITEM   12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1997; and the information responsive to the item is incorporated herein by reference.

ITEM    13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1997; and the information responsive to the item is incorporated herein by reference.

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

              (b)    Reports on Form 8-K

                     On August 8, 1997, the Company filed a report on Form 8-K reporting under Item 5, that Pioneer Hi-Bred International, Inc. entered into a Research Alliance Agreement, Joint Venture Formation Agreement, and Investment Agreement with
                     E. I du Pont de Nemours and Company. Related exhibits were included under Item 7 of the report.

                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES
                                       OF
                       PIONEER HI-BRED INTERNATIONAL, INC.
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1997


                                      INDEX

Financial Statements

The   following   consolidated   financial   statements   of   Pioneer   Hi-Bred
International,  Inc. and  subsidiaries are incorporated by reference in Part II,
Item 8:

Independent Auditors' Report
Consolidated Balance Sheets - August 31, 1997 and 1996
Consolidated Statements of Income - years ended August 31, 1997, 1996 and 1995 Consolidated Statements of Shareholders' Equity - years ended August 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows - years ended August 31, 1997, 1996 and 1995 Notes to Consolidated Financial Statements





Financial Statement Schedules

The following financial statement schedules of Pioneer Hi-Bred International, Inc. and subsidiaries are submitted in response to Part IV, Item 14:

Independent Auditors' Report......................................       7

Schedule II - Valuation and Qualifying Accounts...................       8

Exhibits to Annual Report on Form 10-K............................       9

All other financial statement schedules have been omitted as not required, not applicable, or because all the data are included in the financial statements.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Pioneer Hi-Bred International, Inc.:

Under date of October 3 1997, we reported on the consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related 1997, 1996 and 1995 financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Des Moines, Iowa
October 3, 1997



                       PIONEER HI-BRED INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)

Column A                                    Column B          Column C          Column D         Column E
--------                                    --------          --------          --------         --------

                                                              Additions
                                            Balance At        Charged To                         Balance
                                            Beginning         Costs And         Deductions       At End
Description                                 Of Period         Expenses          (Recoveries)*    Of Period

Allowance for Doubtful Accounts:

Year ended August 31, 1997..............    $      23         $       6         $      6         $      23
                                             --------          --------          -------          --------

Year ended August 31, 1996..............    $      19         $       5         $      1         $      23
                                             --------          --------          -------          --------

Year ended August 31, 1995..............    $      21         $       2         $      4         $      19
                                             --------          --------          -------          --------






*Represents accounts charged off as uncollectible, net of recoveries of bad debts.


                                                       INDEX

                                      Exhibits to Annual Report on Form 10-K
                                            Year Ended August 31, 1997
                                        PIONEER HI-BRED INTERNATIONAL, INC.

                                                                                                     Page
Exhibit 3.1--Articles of Incorporation.........................................................      11-32
Exhibit 3.2--By-Laws  .........................................................................      33-46

Exhibit 4.1--Articles of Incorporation.........................................................      11-32
Exhibit 4.2--By-Laws  .........................................................................      33-46
Exhibit 4.3--Rights Agreement (Note 1).........................................................         10
Exhibit 4.4--Specimen of Company's Common Stock Certificate (Note 2)...........................         10

Exhibit 10--Material Contracts
             Executive Compensation Plans
             .1  Stock Option Plan (Note 3)....................................................         10
             .2  Deferred Compensation Plan (Note 4)...........................................         10
             .3  Annual Deferred Compensation Plan (Note 5)....................................         10
             .4  Supplemental Executive Retirement Plan (Note 6)...............................         10
             .5  Restricted Stock Plan - Performance Based (Note 7)............................         10
             .6  Management Reward Program - Performance Based (Note 8)........................         10
             .7  Directors' Restricted Stock Plan..............................................      47-52
             Other Material Contracts
             .8  Investment Agreement dated August 6, 1997 between the Company and E.I. du
                 Pont de Nemours and Company (Note 9)..........................................         10
             .9  Formation Agreement dated August 6, 1997 between the Company and E.I. du
                 Pont de Nemours and Company (Note 10).........................................         10
             .10 Research Alliance Agreement dated August 6, 1997 between the Company and
                 E.I. du Pont de Nemours and Company (Note 11).................................         10
             .11 Preferred Seed Support Agreement dated August 6, 1997 between the Company
                 and E.I. du Pont de Nemours and Company (Note 12).............................         10

Exhibit 11--Statement re:  Computation of earnings per share...................................         53

Exhibit 13--Annual Report to Shareholders for the fiscal year ended August 31, 1997
             .1 Description of the Company's business..........................................      54-58
             .2 Selected financial data........................................................         59
             .3 Consolidated net sales and operating income (loss) by product..................         60
             .4 Management's discussion and analysis of financial condition and results.......
                 of operations.................................................................      61-71
             .5 Consolidated financial statements of the Registrant, together with
                 Independent Auditors' Report thereon..........................................      72-92
             .6 Research and product development...............................................         93
             .7 Description of properties......................................................      93-94
             .8 Market for the Registrant's common stock.......................................         94

Exhibit 21--Subsidiaries of Registrant.........................................................      95-97

Exhibit 23--Consents of experts and counsel....................................................         98

Exhibit 27--Financial data schedule............................................................        101

See Notes for Exhibits to Annual Report on Form 10-K


                                                  INDEX


                Notes for Exhibits to Annual Report on Form 10-K
                           Year Ended August 31, 1997
                       PIONEER HI-BRED INTERNATIONAL, INC.


Note 1. Incorporated herein by reference to Exhibit 1 of the Company's Form 8-A/A-1, filed March 14, 1995, and Exhibit 1 of the Company's Form 8-A/A-2, filed August 28, 1997.

Note 2. Incorporated herein by reference to Exhibit 4.5 of the Company's Form S-8 Registration Statement, filed July 26, 1996.

Note 3. Incorporated herein by reference to Exhibit 4.1 of the Company's Form S-8 Registration Statement, filed July 26, 1996.

Note 4. Incorporated herein by reference to Exhibit 10.2 of the Company's 1993 Annual Report on Form 10K, filed November 29, 1993.

Note 5. Incorporated herein by reference to Exhibit 10.3 of the Company's 1993 Annual Report on Form 10-K, filed November 29, 1993.

Note 6. Incorporated herein by reference to Exhibit 10.5 of the Company's 1996 Annual Report on Form 10-K, filed November 25, 1996.

Note 7. Incorporated herein by reference to Exhibit 10.6 of the Company's 1996 Annual Report on Form 10-K, filed November 25, 1996.

Note 8. Incorporated herein by reference to Exhibit 10.7 of the Company's 1996 annual Report on form 10-K, filed November 25, 1996.

Note 9. Incorporated herein by reference to Exhibit 1 of the Company's Form 8-K filed August 8, 1997.

Note      10.  Incorporated  herein by reference to Exhibit c(1)of the Company's
          Schedule 13e-4 filed September 25, 1997.

Note      11.  Incorporated herein by reference to Exhibit c(2) of the Company's
          Schedule 13e-4 filed September 25, 1997.

Note      12.  Incorporated herein by reference to Exhibit c(4) of the Company's
          Schedule 13e-4 filed September 25, 1997.

                           THIRD RESTATED AND AMENDED
                            ARTICLES OF INCORPORATION
                     OF PIONEER HI-BRED INTERNATIONAL, INC.



TO THE SECRETARY OF STATE OF THE STATE OF IOWA:

      Pursuant to the provisions of Section 490.1007 of the Iowa Business Corporation Act, Chapter 490, Code of Iowa, the undersigned Corporation adopts the following Third Restated and Amended Articles of Incorporation

                                    ARTICLE I

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

                                   ARTICLE IV

      A. The aggregate amount of authorized capital stock of this Corporation shall be $150,000,000 divided into (i) 150,000,000 shares, consisting of one class designated as common and having a par value of One Dollar ($1.00) per share, and (ii) 10,000,000 shares, consisting of one class designated as serial preferred without par value.

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

                     b. In the case of a share of common stock held of record in the name of a corporation, general partnership, limited partnership, voting trustee, bank, trust company, broker, nominee or clearing agency, or in any other name except a natural person, if it has not been established pursuant to such procedures that there has been no change in the person o r persons who direct the exercise of the rights referred to in clauses 2(i) through 2(iv) of this paragraph with respect to such share of common stock during the period of thirty-six months immediately preceding the date on which a determination is made of the shareholders who are entitled t take any action (or since November 14, 1985 for any period ending on or before November 14, 1988), then a chang in beneficial ownership shall be deemed to have occurred during such period.

                     c. In the case of a share of common stock held of record in the name of any person as trustee, agent, guardian or custodian under the Uniform Gifts to Minors Act as in effect in any state, a change in beneficial
ownership shall be  deemed to have occurred   whenever  there is a change in th
beneficiary of such trust, the principal of such agent, the ward of such guardian or th minor for whom such custodian is acting or in such trustee, agent, guardian or custodian.

              3. Notwithstanding anything in this paragraph B to the contrary, no change in beneficial ownership shall be deemed to have occurred solely as a result of:

                     a. any event that occurred prior to November 14, 1985 or pursuant to the terms of any contract (other than a contract for the purchase and sale of shares of common stock contemplating prompt settlement), including contracts providing for options,rights of first refusal and similar arrangements in existence on such date to which any holder of shares of common stock is a party;
                     b. any transfer of any interest in shares of common stock pursuant to a bequest or inheritance, by operation of law upon the death of any individual, or by any other transfer without valuable consideration, including a gift that is made in good faith and not for the purpose of circumventing this Article IV;

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

              5. The preferred stock may be issued from time to time in series. Authority is hereby expressly granted to the Board of Directors to authorize one or more series of preferred stock and to fix the number of shares to constitute such series and distinctive designations thereof and, with respect to each series of preferred stock, to fix by resolution or resolutions providing for the issuance of such series such variations in respect thereof as may be determined by the Board of Directors. All shares of every series of preferred stock shall be alike in every particular, and all series of preferred stock hereafter created shall rank equally and be identical in all respects, except as to the following rights and preferences which may constitute variations as between different series of preferred stock:

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

                     f. The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion; and

                     g. Voting rights, if any.

      D. The holder of any share of such common or serial preferred stock shall have no preemptive rights to acquire any additional shares of the Corporation or to acquire any treasury stock of the Corporation.

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

      B. The shareholders may at any time at a meeting expressly called for that purpose remove any or all of the directors, only for cause, by a vote of two-thirds of the shares then entitled to vote at an election of directors. For purposes of this Article, removal "for cause" shall mean that the director to be removed has been convicted of a felony by a court of competent jurisdiction and such conviction is no longer subject to direct appeal, or that the director to be removed has been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation by a court of competent jurisdiction and such adjudication is no longer subject to direct appeal.

      C. This Article V may not be amended, altered or repealed without the approval of two-thirds of the shares entitled to vote at the time such amendment, alteration or repeal is proposed.

                                   ARTICLE VI

      The Board of Directors of this Corporation shall have the power to adopt a corporate seal which shall be the corporate seal of this Corporation.

                                   ARTICLE VII

      The private property of the shareholders of this Corporation shall at all times be exempt from liability of corporate debts of any kind and this Article shall not be amended or repealed.

                                  ARTICLE VIII

      In  the  event  that  any   shareholder   shall  become  indebted  to  the
Corporation, the Corporation shall have a lien upon any shares of stock in this Corporation owned by such shareholder for the full amount of such indebtedness.

                                   ARTICLE IX

      Stock in this Corporation shall be transferred only by assignment upon the books of the Corporation, subject to and in accordance with such restrictions as may be provided in the by-laws of this Corporation.

                                    ARTICLE X

      To the fullest extent permitted by the Iowa Business Corporation Act as the same now exists or may hereafter be amended, a director of the Corporation shall not be liable to the Corporation or its stock-holders for monetary damages for breach of fiduciary duty as a director. Any repeal or modification of this
ARTICLE X by the stockholders of the Corporation only shall be applied prospectively, to the extent that such repeal or modification would, if applied retrospectively, adversely affect any limitation on the personal liability of a director of the Corporation existing immediately prior to such repeal or modification.

      The above Third Restated and Amended Articles of Incorporation do not contain an amendment requiring the approval of the Corporation's shareholders, and were unanimously adopted by the Corporation's Board of Directors on September 9, 1996.

Dated this 15th day of January, 1997.


                        PIONEER HI-BRED INTERNATIONAL, INC.
SEAL
                              /s/ Jerry L. Chicoine
                              By: Jerry L. Chicoine
                           Title: Senior Vice President, CFO & Secretary

STATE OF IOWA, COUNTY OF POLK:SS

      On this 15th day of January, 1997, before me, a notary public in and for the State of Iowa, personally appeared Jerry L. Chicoine, to me personally known, who being by me duly sworn do say that he is the Senior Vice President, CFO and Secretary, respectively of said corporation, that the corporate seal has been affixed to this document and that said Third Restated and Amended Articles of Incorporation were signed on behalf of said corporation by authority of its Board of Directors and the said Jerry L. Chicoine acknowledges the execution of said instrument to be the voluntary act and deed of said corporation by it voluntarily executed.

                                          /s/ Susan E. Griggs
                                     By:  Susan E. Griggs
                                          Notary Public in and for the State of
                                          Iowa

                          Form of Articles of Amendment
                                     of the
              Third Restated and Amended Articles of Incorporation
                     of Pioneer Hi-Bred International, Inc.



              To the Secretary of State of the State of Iowa:

                           Pursuant to the provisions of Section 490.1006 of the
              Iowa Business Corporation Act, the undersigned corporation hereby amends its Third Restated and Amended Articles of Incorporation (the "Articles of Incorporation"), and for that purpose, submits the following statement:

                      1. The name of the corporation is Pioneer Hi-Bred International, Inc. (the Corporation).

                      2. On December 13, 1996, the Corporation adopted an amendment to its Articles of Incorporation, the text of which is attached hereto as Exhibit A.

                      3. The amendment was duly adopted by the board of directors without shareholder approval, as shareholder  approval  is not  required  pursuant  to
                           Section 490.602 of the Iowa Business Corporation Act.

              Dated:  February 3, 1997


                                      Pioneer Hi-Bred International, Inc.



                                   By:          /s/ Charles S. Johnson
                                       Name:    Charles S. Johnson
                                       Title    Chairman, President and CEO

                                    Exhibit A





                       DESIGNATION, PREFERENCES AND RIGHTS
                        OF SERIES A JUNIOR PARTICIPATING
                                 PREFERRED STOCK
                                       OF
                       PIONEER HI-BRED INTERNATIONAL, INC.


                  1.       Designation and Amount.

                           (a)      There shall be a series of Preferred Stock
of the Corporation created out of the authorized but unissued shares of the capital stock of the Corporation, which series shall be designated Series A Junior Participating Preferred Stock (the "Participating Preferred Stock"), to consist of one hundred and fifty thousand (150,000) shares, without par value.

                           (b)      Subject of paragraph 4(e)  of this
designation, the number of shares of said series may at any time or from time to time be increased or decreased by the Board of Directors notwithstanding that shares of such series may be outstanding at such time of increase or decrease.

                  2.       Dividend Rate.

                           (a)      The  holders  of   shares  of  Participating
Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of each November, February, May and August in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"),commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Participating Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $230.00 or (b) 1,000 times the aggregate per share amount of all cash dividends and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, par value of One Dollar ($1.00) per share, of the Corporation (the "Common Stock") since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Participating Preferred Stock.

                           (b)      On or after the first issuance  of any share
or fractional share of Participating Preferred Stock, no dividend on Common Stock shall be declared unless concurrently therewith a dividend or distribution is declared on the Participating Preferred Stock as provided in paragraph (a) above; and the declaration of any such dividend on the Common Stock shall be expressly conditioned upon payment or declaration of and provision for a dividend on the Participating Preferred Stock as above provided. In the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $230.00 per share on the Participating Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

                           (c)      Dividends  shall   begin  to accrue   and be
cumulative on outstanding shares of Participating Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Participating Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Participating Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. The Board of Directors may fix a record date for the determination of holders of shares of Participating Preferred Stock entitled to receive payment of a dividend distribution declared thereon, which record date shall b no more than 30 days prior to the date fixed for the payment thereof.

                  3. Dissolution, Liquidation and Winding Up. In the event of any voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Corporation (hereinafter referred to as a "Liquidation"), the holders of Participating Preferred Stock shall receive at least $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Participating Preferred Stock shall be entitled to receive at least an aggregate amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of Common Stock (the "Participating Preferred Liquidation Preference").

                  4. Voting Rights. The holders of shares of Participating Preferred Stock shall have the following voting rights:

                           (a)      Each share of  Participating  Preferred Stoc
shall entitle the holder thereof to five thousand (5,000) votes on all matters submitted to a vote of the stockholders of the Corporation, except that no holder of Participating Preferred Stock shall be entitled to exercise more than one thousand (1,000) votes on any such matter in respect of any share of Participating Preferred Stock if such holder would have been entitled to exercise no more than one vote on any such matter in respect of any share of Common Stock under Article IV.B of the Articles of Incorporation, had such shares of Participating Preferred Stock been shares of Common Stock.

                           (b)      Except as  otherwise  provided  herein,  or
by law, the Articles of Incorporation or the By-laws of the Corporation, the holders of shares of Participating Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

                           (c)      If   and   whenever    dividends    on   the
participating Preferred Stock shall be in arrears in an amount equal to si quarterly dividend payments, then and in such event the holders of the Participating Preferred Stock, voting separately as a class (subject to the provisions of subparagraph (d) below), shall be entitled at the next annual meeting of the stockholders or at any special meeting to elect two (2) directors. Each share of Participating Preferred Stock shall be entitled to one vote, and holders of fractional shares shall have the right to a fractiona vote. Upon election, such directors shall become additional directors of the Corporation and the authorized number of directors of the Corporation shall thereupon be automatically increased by such number of directors. Such right of the holders of Participating Preferred Stock to elect directors may be exercised until all dividends in default on the Participating Preferred Stock shall have been paid in full, and dividends for the current dividend period declared and funds therefor set apart, and when so paid and set apart, the right of the holders of Participating Preferred Stock to elect such number of directors shall cease, the term of such directors shall thereupon terminate, and the authorized number of directors of the Corporation shall thereupon return to the number of authorized directors otherwise in effect, but subject always to the same provisions for the vesting of such special voting rights in the case of any such future dividend default or defaults. The fact that dividends have been paid and set apart as required by the preceding sentence shall be evidenced by a certificate executed by the President and the chief financial officer of the Corporation and delivered to the Board of Directors. The directors so elected by holders of Participating Preferred Stock shall serve until the certificate described in the preceding sentence shall have been delivered to the Board of Directors or until their respective successors shall be elected or appointed and qualify.

                  At any time when such special voting rights have been so vested in the holders of the Participating Preferred Stock, the Secretary of the Corporation may, and upon the written request of the holders of record of 10% or more of the number of shares of the Participating Preferred Stock then outstanding addressed to such Secretary at the principal office of the Corporation in the State of Iowa, shall, call a special meeting of the holders of the Participating Preferred Stock for the election of the directors to be elected by them as hereinabove provided, to be held in the case of such written request within forty (40) days after delivery of such request, and in either case to be held at the place and upon the notice provided by law and in the By-laws of the Corporation for the holding of meetings of stockholders; provided, however, that the Secretary shall not be required to call such a special meeting (i) if any such request is received less than ninety (90) days before the date fixed for the next ensuing annual or special meeting of stockholders or (ii) if at the time any such request is received, the holders of Participating Preferred Stock are not entitled to elect such directors by reason of the occurrence of an event specified in the third sentence of subparagraph
(d) below.

                           (d)      if,   at   any   time   when  the holders of
Participating Preferred Stock are entitled to elect directors pursuant to the foregoing provisions of this paragraph 4, the holders of any one or more additional series of Preferred Stock are entitled to elect directors by reason of any default or event specified in the Articles of Incorporation, as in effect at the time of the designation for such series, and if the terms for such other additional series so permit, the voting rights of the two or more series then entitled to vote shall be combined (with each series having a number of votes proportional to the aggregate liquidation preference of its outstanding shares). In such case, the holders of Participating Preferred Stock and of all such other series then entitled so to vote, voting as a class, shall elect such directors. If the holders of any such other series have elected such directors prior to the happening of the default or event permitting the holders of Participating
Preferred Stock to elect directors, or prior to a written request for the holding of a special meeting being received by the Secretary of the Corporation from the holders of not less than 10% of the then outstanding shares of Participating Preferred Stock, then such directors so previously elected will be deemed to have been elected by and on behalf of the holders of Participating Preferred Stock as well as such other series, without prejudice to the right of the holders of Participating Preferred Stock to vote for directors if such previously elected directors shall resign, cease to serve or fail to stand for reelection while the holders of Participatin g Preferred Stock are entitled to vote. If the holders of any such other series are entitled to elect in excess of two (2) directors, the Participating Preferred Stock shall not participate in the election of more than two (2) such directors, and those directors whose terms first expire shall be deemed to be the directors elected by the holders of Participating Preferred Stock; provided that, if at the expiration of such terms the holders of Participating Preferred Stock are entitled to vote in the election of directors pursuant to the provisions of this paragraph 4, then the Secretary of the Corporation shall call a meeting (which meeting may be the annual meeting or special meeting of stockholders referred to in subparagraph
(c)) of holders of Participating Preferred Stock for the purpose of electing replacement directors (in accordance with the provisions of this paragraph 4) to be held on or prior to the time of expiration of the expiring terms referred to above.

                           (e)      Except  as  otherwise   set  forth herein or
required by law, the Articles of Incorporation or the By-laws of the Corporation holders of Participating Preferred Stock shall have no special voting rights an their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. No consent of the holders of outstanding shares of Participating Preferred Stock at any time outstanding shall be required in order to permit the Board of Directors to: (i) increase the number of authorized shares of Participating Preferred Stock or to decrease such number to a number not below the sum of the number of shares of Participating Preferred Stock then outstanding and the number of shares with respect to which there are outstanding rights to purchase; or (ii) to issue Preferred Stock which is senior to the Participating Preferred Stock, junior to the Participating Preferred Stock or on a parity with the Participating Preferred Stock.

                  5. Redemption. The shares of Participating Preferred Stock shall not be redeemable.

                  6. Conversion Rights. The Participating Preferred Stock is not convertible into Common Stock or any other security of the Corporation.

                              Articles of Amendment
                                     of the
              Third Restated and Amended Articles of Incorporation
                                       of
                       Pioneer Hi-Bred International, Inc.




To the Secretary of State
   of the State of Iowa

         Pursuant to the provisions of Section 490.1006 of the Iowa Business Corporation Act, the undersigned corporation hereby amends its Third Restated and Amended Articles of Incorporation (the "Articles of Incorporation"), and for that purpose, submits the following statement:

     1. The name of the corporation is Pioneer Hi-Bred International, Inc. (the "Corporation").

     2. On August 5, 1997 the Corporation adopted an amendment to its Third Restated and Amended Articles of Incorporation, the text of which is attached hereto as Exhibit A.

     3. The amendment was duly adopted by the Board of Directors of the Corporation without shareholder approval, as shareholder approval is not required pursuant to Section 490.602 of the Iowa Business Corporation Act.

Dated:  September 9th, 1997.

                                            PIONEER HI-BRED INTERNATIONAL, INC.



                                            By:  /s/ John D. James
                                                 John D. James
                                                 Senior Vice President

                                    Exhibit A


                    CERTIFICATE OF THE DESIGNATIONS, POWERS,
                    PREFERENCES AND RELATIVE, PARTICIPATING,
                OPTIONAL OR OTHER RIGHTS, AND THE QUALIFICATIONS,
                     LIMITATIONS OR RESTRICTIONS THEREOF, OF

                      SERIES A CONVERTIBLE PREFERRED STOCK

                                       OF

                       PIONEER HI-BRED INTERNATIONAL, INC.

Pioneer Hi-Bred International, Inc., an Iowa corporation (the "Corporation"), does hereby certify that the Board of Directors of the Corporation duly adopted the following resolution, at a meeting duly convened and held on August 5, 1997, in respect of a series of Preferred Stock of the Corporation, pursuant to authority conferred upon the Board by Article IV of the Articles of Incorporation of the Corporation and in accordance with Section 602 of the Business Corporation Act of the State of Iowa:

BE IT RESOLVED, that the issuance of a series of Preferred Stock of the Corporation is hereby authorized, and the designation, amount, powers, preferences and relative, participating, optional and other special rights and qualifications, limitations and restrictions thereof, of the shares of such series of Preferred Stock of the Corporation, are hereby fixed as follows:

1. Designation; Class and Amount; Certain Definitions. The series of Preferred Stock, the issuance of which is hereby authorized, shall comprise 200,000 shares the distinctive serial designation of which shall be "Preferred Stock, Series A", which is sometimes herein referred to as "Series A Convertible Preferred Stock". Each share of Series A Convertible Preferred Stock shall be identical in all respects with all other shares of Series A Convertible Preferred Stock. The number of shares of Series A Convertible Preferred Stock which are purchased or otherwise acquired by the Corporation or converted into Common Stock shall be canceled and shall revert to authorized but unissued shares of Series A Convertible Preferred Stock undesignated as to series. The Corporation shall not issue, sell or otherwise transfer shares of Series A Convertible Preferred Stock to any Person other than the members of the Investor Group. Certain capitalized terms used herein have the meanings specified therefor in Section 10 below.

2. Dividends. (a) Except as set forth in the Investment Agreement, each Holder of shares of Series A Convertible Preferred Stock shall participate with the holders of Common Stock in all Dividends, when, as and if declared by the Board and paid or distributed by the Corporation on or in respect of the Common Stock on a share for share basis and in like tenor and forms as the Dividend paid on the Common Stock as if all shares of Series A Convertible Preferred Stock were converted into the number of shares of Common Stock (whether or not the Series A Convertible Preferred Stock is then so convertible) calculated in accordance with Section 6 below, immediately prior to the record date for such Dividend. Except as set forth above, holders of shares of Series A Convertible Preferred Stock shall not be entitled to receive any dividends. Except to the extent payable in respect of dividends paid on the Common Stock, no interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on shares of Series A Convertible Preferred Stock.

(b) Dividends on the Series A Convertible Preferred Stock in respect of each Dividend shall be payable, when and if declared by the Board of Directors, concurrently with each date of payment (each such date, a "Dividend Payment Date") by the Corporation of Dividends on the Common Stock. Dividends payable in cash shall be paid by wire transfer in immediately available funds to the accounts designated by the respective Holders in written notices given to the Corporation at least two Business Days prior to the payment date or by such other means as may be agreed to by the Corporation and the respective Holders.

(c) The Corporation will cause written notice of each Dividend on the Series A Convertible Preferred Stock to be given to each Holder within five Business Days after it is determined by the Board of Directors.

3. Voting Rights. (a) Except as otherwise provided herein or as required by law, the Holders of Series A Convertible Preferred Stock shall not be entitled to any Vote.

(b) At any meeting called for the purpose of voting on (or acting by written consent with respect to) any matter to be voted upon by the holders of Common Stock of the Corporation, the holders of shares of Series A Convertible Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters so submitted to a vote of stockholders of the Corporation. At any such meeting or in connection with any such action by written consent, each share of Series A Convertible Preferred Stock shall carry, as of the record date applicable to such vote, a number of votes equal to the Per Share Vote Amount as calculated by the Corporation for such meeting.

(c) In accordance with Section 6.2(b) of the Investment Agreement, the Corporation will cause written notice of any vote as to which holders of Common Stock are entitled to vote as a separate class or voting group under the Articles of Incorporation or Iowa Law (a "Class Vote"), to be given to each Holder at least 15 Business Days prior to such Class Vote.

4. Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the Holders of shares of Series A Convertible Preferred Stock then outstanding shall be entitled, for each share of Series A Convertible Preferred Stock, to be paid out of the assets of the Corporation available for distribution to its stockholders the amount of cash or other property that would be payable on the number of shares of Common Stock then issuable upon conversion of such share of Series A Convertible Preferred Stock (whether or not then convertible) (such amount payable being adjusted appropriately to reflect any stock split, stock dividend, reverse stock split, or any transaction with comparable effect upon the Common Stock) (the "Liquidation Preference"). This entitlement of the Holders of shares of Series A Convertible Preferred Stock, to the extent equal to $.01 for each share of Series A Convertible Preferred Stock, shall be satisfied before any similar payment shall be made or any assets distributed to the holders of the Common Stock or any other security junior in rank to the Series A Convertible Preferred Stock as to distribution of assets upon such dissolution, liquidation or winding up and otherwise shall be satisfied on a pari passu basis with the holders of the Common Stock. If the assets of the Corporation are not sufficient to pay in full the liquidation payments payable to all of the Holders of the outstanding shares of Series A Convertible Preferred Stock, then the Holders of all such shares shall share ratably in such distribution of assets in accordance with the liquidation preference to which they are entitled. For the purposes of this section, neither the voluntary sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Corporation nor the consolidation or merger of the Corporation with one or more other corporations shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary, unless such voluntary sale, conveyance, exchange or transfer shall be in connection with a dissolution or winding up of the business of the Corporation.

5. Restrictions on Transfer. The shares of Series A Convertible Preferred Stock are subject to the provisions of the Investment Agreement (including the provisions thereof restricting transfer of such stock).

6. Conversion. (a) (i) Concurrently with the transfer of Beneficial Ownership of any share of Series A Convertible Preferred Stock to any Person other than the Investor or another member of the Investor Group or Other Investor Affiliate, such share of Series A Convertible Preferred Stock shall convert into [100]** fully-paid and non-assessable shares of Common Stock (as adjusted pursuant to Section 6(c)), in accordance with the procedures provided in clause (b) of this Section

                  (ii) At any time (x) at the direction of the Corporation, but only if the Corporation intends to recommend approval of a Voting Amendment (as defined in the Investment Agreement), and (y) at the direction of the Investor, following the approval and effectiveness of a Voting Amendment, shares of Series A Convertible Preferred Stock shall be mandatorily convertible into fully-paid and non-assessable shares of Common Stock, with each share of Series A Convertible Preferred Stock being converted into [100]* shares of Common Stock (as adjusted pursuant to Section 6(c)).

                  (iii) The Investor  shall have the right,  in accordance  with
Section 8.8 of the Investment Agreement, at any time that the Investor may exercise the Optional Conversion Right (as defined in the Investment Agreement) in accordance with the Investment Agreement, to cause all shares of Series A Convertible Preferred Stock to be converted into fully-paid and non-assessable shares of Common Stock, with each share of Series A Convertible Preferred Stock being converted into [100]* shares of Common Stock (as adjusted pursuant to Section 6(c)).

                  (iv) At any time that all outstanding shares of Common Stock (or whatever security received upon conversion or exchange thereof) have the same vote per share, if any, without any time phase voting, all shares of Series A Convertible Preferred Stock shall be convertible into fully-paid and non-assessable shares of Common Stock, with each such share of Series A Convertible Preferred Stock being converted into [100]* shares of Common Stock (as adjusted pursuant to Section 6(c)).

                  (v) Except as set forth in this Section 6(a), the shares of Series A Convertible Preferred Stock are not convertible at the option of the Holder thereof.

(b) (i) Any Holder of shares of Series A Convertible Preferred Stock required (or in the case of clauses (iii) or (iv) above requesting) to convert any or all such shares into Common Stock shall surrender the certificate(s) evidencing such shares of Series A Convertible Preferred Stock of the Holder at the office of the transfer agent appointed for the purpose of such conversion by the Corporation. Such surrendered certificate(s), if the Corporation shall so require, shall be duly endorsed to the Corporation or in blank, or accompanied by proper instruments of transfer to the Corporation or in blank.

                  (ii) The Corporation shall, within one Business Day after such surrender of certificates evidencing shares of Series A Convertible Preferred Stock accompanied by written notice and in compliance with any other conditions contained herein, issue and deliver, or cause to be issued and delivered, to the Person(s) for whose account such certificate(s) evidencing shares of Series A Convertible Preferred Stock were so surrendered, or to the nominee(s) of such Person(s), certificates representing the number of full shares of Common Stock
----------
* Number of shares of  Common  Stock each share is convertible  into  is subject
to  adjustment   prior  to  Closing   in the  event of a  stock   split,  stock
combination or similar adjustment in the number of shares of Common Stock outstanding.

to which such Person shall be entitled pursuant to the then-applicable conversion rate. Such conversion shall be deemed to have been made on the date of such surrender of the certificate(s) evidencing shares of Series A Convertible Preferred Stock to be converted (the "Surrender Date") and the Person(s) entitled to receive the Common Stock deliverable upon conversion of such Series A Convertible Preferred Stock shall be treated for all purposes as the record holder(s) of such Common Stock on such date and thereafter. Conversion of Series A Convertible Preferred Stock may otherwise be achieved in accordance with such procedures as the Corporation and a majority of the Holders may agree.

                  (iii) In the event that fewer than all shares of Series A Convertible Preferred Stock represented by a surrendered certificate are to be converted hereunder, a new certificate shall be issued at the Corporation's expense representing the shares of Series A Convertible Preferred Stock not so converted.

                  (iv) In connection with the conversion of any shares of Series A Convertible Preferred Stock, no fractions of shares of Common Stock shall be issued, but in lieu thereof the Corporation shall pay a cash adjustment in respect of such fractional interest in an amount equal to such fractional interest multiplied by the Market Price (as defined in the Investment Agreement) per share of Common Stock on the day on which such shares of Series A Convertible Preferred Stock are deemed to have been converted.

(c) The conversion rate shall be adjusted from time to time as follows:

                  (i) In case the Corporation shall, at any time or from time to time while any of the shares of Series A Convertible Preferred Stock are outstanding, (A) subdivide or reclassify its outstanding shares of Common Stock into a larger number of shares, or (B) combine or reclassify its outstanding shares of Common Stock into a smaller number of shares, the conversion rate in effect immediately prior to such action shall be adjusted so that the Holder of any shares of Series A Convertible Preferred Stock thereafter surrendered for conversion shall be entitled to receive the number of shares of Common Stock which such Holder would have owned or have been entitled to receive immediately following such action had such shares of Series A Convertible Preferred Stock been converted immediately prior thereto. An adjustment made pursuant to this
Section 6(c)(i) shall become effective immediately after the close of business on the effective date of a subdivision, reclassification or combination. If, as a result of an adjustment made pursuant to this Section 6(c)(i), the Holder of any shares of Series A Convertible Preferred Stock thereafter surrendered for conversion shall become entitled to receive shares of two or more classes of capital stock of the Corporation, the Board of Directors shall make an appropriate allocation of the adjusted conversion rate between or among shares of such classes of capital stock in accordance with the entitlements of the Common Stock underlying the Series A Convertible Preferred Stock in connection with such adjustment.

                  (ii) Whenever an adjustment in the conversion rate is required, the Corporation shall forthwith place on file with its Transfer Agent a statement signed by its Chief Executive Officer, Chief Financial Officer or a Vice President and by its Secretary, Assistant Secretary, Treasurer or Assistant Treasurer, stating the adjusted conversion rate determined as provided herein. Such statements shall set forth in reasonable detail such facts as shall be necessary to show the reason and the manner of computing such adjustment.

(d) (i) The Corporation shall at all times reserve and keep available, free from preemptive rights, out of its authorized and unissued stock, such number of shares of its Common Stock as shall from time to time be sufficient to effect the conversion of all shares of Series A Convertible Preferred Stock from time to time outstanding, solely for the purpose of effecting such conversion. The Corporation shall, from time to time, in accordance with the laws of the State of Iowa, increase the authorized number of shares of Common Stock if at any time the number of shares of authorized and unissued Common Stock shall not be sufficient to permit the conversion of all the then outstanding shares of Series A Convertible Preferred Stock.

                  (ii) The Corporation will pay any and all stamp and transfer taxes that may be payable in respect of the issuance or delivery of shares of Common Stock upon conversion of shares of Series A Convertible Preferred Stock pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of shares of Common Stock in a name other than that in which the shares of Series A Convertible Preferred Stock so converted were registered and no such issuance or delivery shall be made unless and until the person requesting such issuance has paid to the Corporation the amount of any such tax or has established to the satisfaction of the Corporation that such tax has been paid.

(e) In case of (i) any reclassification or change of outstanding shares of Common Stock (other than a change in par value or from par value to no par value or from no par value to par value, or as a result of a subdivision or combination) or (ii) any consolidation or merger of the Corporation with one or more other corporations (other than a consolidation or merger in which the Corporation is the continuing corporation and which does not result in any reclassification or change of outstanding shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock) or (iii) any sale or conveyance to another corporation or other entity of all or substantially all of the property of the Corporation, then the Corporation, or such successor corporation or other entity, as the case may be, shall make appropriate provision so that the holder of each share of Series A Convertible Preferred Stock then outstanding shall have the right to convert such share into the kind and amount of shares of stock or other securities and property receivable upon such consolidation, merger, sale, reclassification, change or conveyance by a holder of the number of shares of Common Stock into which such shares of Series A Convertible Preferred Stock might have been converted immediately prior to such consolidation, merger, sale, reclassification, change or conveyance, subject to adjustment which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 6(c). If the holders of Common Stock are entitled to elect the consideration payable pursuant any consolidation, merger, sale, conveyance or other transaction or event set forth above, the Holders also shall be entitled to elect between such forms of consideration. The provisions of this paragraph shall apply similarly to successive consolidations, mergers, sales, conveyances or other transactions or events.

(f) Whenever the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock is convertible is adjusted as provided in this Section 6, the Corporation shall promptly mail to the Holders a notice in accordance with Section 8 below stating that the number of shares of Common Stock into which the shares of Series A Convertible Preferred Stock are convertible has been adjusted and setting forth the new number of shares of Common Stock (or describing the new stock, securities, cash or other property) into which each share of Series A Convertible Preferred Stock is convertible, as a result of such adjustment, a brief statement of the facts requiring such adjustment and the computation thereof, and when such adjustment became effective.

7. Limited Priority. The Series A Convertible Preferred Stock shall, to the extent of the Liquidation Preference set forth in Section 4, be senior in rank as to distribution of assets upon any liquidation, dissolution or winding up of the affairs of the Corporation, to the Common Stock, or any class of equity securities of the Corporation which by its terms are junior to the Series A Convertible Preferred Stock, unless the Holders of 66 2/3 percent of the outstanding shares of the Series A Convertible Preferred Stock shall otherwise consent.

8. Notices. The Corporation shall provide notice to each Holder of any action taken or proposed to be taken or any determination made by the Corporation and/or the Holder under the terms of this Certificate of Designations. Notice of any such action or determination by the Corporation and/or the Holder and all other notices and other communications provided for in this Certificate of Designations shall be delivered by facsimile and by reputable overnight courier,

(a)   If to the Company, to:

Pioneer Hi-Bred International, Inc,
700 Capital Square
Des Moines, Iowa  50309
Attention:  General Counsel
Telephone:  515-248-4800
Telecopier:  515-248-4844

with a copy to:

Fried, Frank, Harris, Shriver & Jacobson
One New York Plaza
New York, New York 10004
Facsimile:  (212) 859-4000
Attn.:  Stephen Fraidin

or such other address as the Corporation shall have furnished to the Holders in writing,

(b) if to a Holder, to the address and facsimile number of such Holder listed on the Stock Books of the Corporation.

9. Definitions. Certain capitalized terms are used herein as defined below:

"Affiliate" of a Person has the meaning set forth in Rule 12b-2 under the Exchange Act.

"Articles of Incorporation" means the Third Restated and Amended Articles of Incorporation of the Corporation, as amended from time to time.

"Beneficially Owned" with respect to any securities means having "beneficial ownership" of such securities (as determined pursuant to Rule 13d-3 under the Exchange Act, as in effect on the date hereof, without limitation by the 60-day provision in paragraph (d)(1)(i) thereof). The terms "Beneficial Ownership" and "Beneficial Owner" have correlative meanings.

"Board" means the Board of Directors of the Corporation.

"Business Day" means any day other than a Saturday, Sunday, or a day on which banking institutions in the State of Iowa are authorized or obligated by law or executive order to close.

"Certificate of Designations" means this Certificate of Designations, Powers, Preferences and Relative, Participating, Optional or other Rights, and the Qualifications, Limitations or Restrictions Thereof, creating the Series A Convertible Preferred Stock.

"Common Stock" means the Common Stock, par value $1.00 per share, of the Corporation.

"Common Voting Power" means, in respect of any record date for any meeting of stockholders (or action by written consent in lieu of a meeting) the aggregate Votes represented by all then outstanding Voting Securities other than the Series A Convertible Preferred Stock as determined by the Board in accordance with the procedures set forth in the Articles of Incorporation based on the actual Votes entitled to be voted at such meeting (excluding any estimation of any kind, including as to who would have been entitled to 5 Votes per share if such shareholders had taken the requisite steps to obtain such Vote).

"Dividend" means any dividend or distribution on or in respect of the Common Stock of the Corporation, whether in cash, additional shares of Common Stock or other property.

"Exchange Act" means the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

"Holder" means a holder of record of a share or shares of Series A Convertible Preferred Stock.

"Investment Agreement" means the Agreement, dated as of August 6, 1997, between the Investor and the Corporation, as amended and/or restated from time to time.

"Investor" means E.I. du Pont de Nemours and Company.

"Investor Group" shall have the meaning set forth in the Investment Agreement.

"Investor Group Total Ownership Percentage" means, with respect to the Investor Group calculated at a particular point in time, the ratio, expressed as a percentage, of (a) the total number of shares of Common Stock Beneficially Owned by the Investor Group and issuable upon conversion of (whether or not then convertible), or otherwise constituting the economic equivalent of, all Common Securities (as defined in the Investment Agreement) Beneficially Owned by the Investor Group, over (b) the total number of shares of Common Stock then outstanding and the number of shares of Common Stock issuable upon conversion (whether or not then convertible) of, or otherwise constituting the economic equivalent of, all outstanding Common Securities; provided that in no event shall the Investor Group Total Ownership Percentage of all Holders of Series A Convertible Preferred Stock be greater than 20%.

"Iowa Law" shall mean the Business Corporation Act of the State of Iowa.

"Liquidation Preference" has the meaning specified in Section 4 above.

"Other Investor Affiliate" shall have the meaning set forth in the Investment Agreement.

"Per Share Vote Amount" means in respect of any record date for any meeting of stockholders (or action by written consent in lieu of a meeting) that number of Votes per share of Series A Convertible Preferred Stock equal to (x) the Total Preferred Vote Amount as of such record date amount divided by (y) the number of shares of Series A Convertible Preferred Stock outstanding as of such record date.

"Person" means any individual, corporation, company, association, partnership, joint venture, limited liability company, trust or unincorporated organization, group (within the meaning of Rule 13d-5 under the Exchange Act) or a government or any agency or political subdivision thereof.

"Series A Convertible Preferred Stock" has the meaning specified in Section 1 above.

"Stock Books" means the stock transfer books of the Corporation relating to its Common Stock and Preferred Stock.

"Subsidiary" means, as to any Person, any other Person more than fifty percent (50%) of the shares of the voting stock or other voting interests of which are owned or controlled, or the ability to select or elect more than fifty percent (50%) of the directors or similar managers is held, directly or indirectly, by such first Person or one or more of its Subsidiaries or by such first Person and one or more of its Subsidiaries. A Subsidiary that is directly or indirectly wholly-owned by another Person except for directors' qualifying shares shall be deemed wholly-owned for purposes of this Agreement.

"Surrender Date" has the meaning specified in Section 6 above.

"13D Group" shall mean any group of Persons who, with respect to those acquiring, holding, voting or disposing of Voting Securities would, assuming ownership of the requisite percentage thereof, be required under Section 13(d) of the Exchange Act and the rules and regulations thereunder to file a statement on Schedule 13D with the Securities and Exchange Commission as a "person" within the meaning of Section 13(d)(3) of the Exchange Act, or who would be considered a "person" for purposes of Section 13(g)(3) of the Exchange Act.

"Total Preferred Vote Amount" means, in respect of the record date for any meeting (or action by written consent in lieu of a meeting) of shareholders of the Corporation to vote on any matter, an aggregate number of Votes equal to (a) the Common Voting Power as of such record date multiplied by (b) a fraction, the numerator of which is the Investor Group Total Ownership Percentage (expressed as a fraction carried to two decimal places) as of such record date and the denominator of which is 1.00 minus the Investor Group Total Ownership Percentage (expressed as a fraction carried to two decimal places) as of such record date; provided that in no event shall the Total Preferred Vote Amount be greater than 20% of Total Voting Power.

"Total Voting Power" means in respect of any record date for any meeting of stockholders (or action by written consent in lieu of a meeting) the aggregate Votes represented by all then outstanding Voting Securities as determined by the Board in accordance with the procedures set forth in the Articles of Incorporation based on the actual Votes entitled to be voted at such meeting (excluding any estimation of any kind, including as to who would have been entitled to 5 Votes per share if such shareholders had taken the requisite steps to obtain such Vote).

"Votes" shall mean, at any time, with respect to any Voting Securities, the total number of votes that would be entitled to be cast by the holders of such Voting Securities generally (by the terms of such Voting Securities, the Articles of Incorporation or any certificate of designations for such Voting Securities) in a meeting for the election of directors held at such time, including the votes that would be able to be cast by holders of shares of Series A Convertible Preferred Stock in accordance with the procedures set forth in the Articles of Incorporation based on the actual number of Votes entitled to be voted at such meeting (excluding any estimation of any kind, including as to who would have been entitled to 5 Votes per share if such shareholders had taken the requisite steps to obtain such Vote).

"Voting Securities" means the shares of Common Stock, the Series A Convertible Preferred Stock and any other securities of the Corporation entitled to vote generally for the election of directors, and any securities (other than employee stock options) which are convertible into, or exercisable or exchangeable for, Voting Securities.

IN WITNESS WHEREOF, Pioneer Hi-Bred International, Inc., has caused this Certificate to be made under the seal of the Corporation and signed and attested by the undersigned officers of the Corporation this 9th day of September, 1997.

                       PIONEER HI-BRED INTERNATIONAL, INC.


                                  By:          /s/ John D. James
                                      Name:    John D. James
                                      Title:   Senior Vice President

(Corporate Seal)

Attest:

By:          /s/ Jerry L, Chicoine
    Name:    Jerry L. Chicoine
   Title:    Senior Vice President and CFO

                           ARTICLES OF CORRECTION FOR
                       PIONEER HI-BRED INTERNATIONAL, INC.

TO:  SECRETARY OF STATE OF THE STATE OF IOWA:

         Pursuant to ss. 490.124 of the Iowa Business Corporation Act, the undersigned corporation adopts the following Articles of Correction:

         1. The name of the corporation is Pioneer Hi-Bred International, Inc.

         2.        A description of the document to be corrected is as follows:

                  Articles of Amendment of the Third Restated and Amended Articles of Incorporation of Pioneer Hi-Bred International, Inc. in the form of the Certificate of Designations attached as Exhibit A thereto.

         3. The document to be corrected was filed by the Secretary of State on September 10, 1997.

         4. The incorrect statements in the document to be corrected are contained in paragraphs (i), (iii) and (iv) of Section 6(a) thereof and in the case of each such paragraph the incorrect item is the reference to "[100]*" appearing therein and the footnote referred to by each such reference.

         5. The document was incorrect because it should have read as set forth below in paragraph 6 and because the corresponding footnote should in each case have been deleted.

         6. The following is the correct statement and it should replace the incorrect statement in the case of each of the foregoing paragraphs: "100," and there should be no footnote.

Dated this 16th day of September, 1997.

                       PIONEER HI-BRED INTERNATIONAL, INC.


                              By:      /s/ Jerry Chicoine
                                       Jerry Chicoine,
                                       Senior Vice President
                                       and Chief Financial Officer

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

                                   ARTICLE II.

                            MEETINGS OF SHAREHOLDERS

      SECTION 1. Annual Meeting. The annual meeting of the shareholders shall be held on the fourth Tuesday of January of each year, beginning with the year 1988 at the hour of 2:00 P.M. for the purpose of electing directors and for the transaction of such other business as may come before the meeting; PROVIDED, HOWEVER, that the President may in any year designate an earlier date as the day of the annual meeting that year. If the day fixed for the annual meeting as herein provided shall be a legal holiday, and a different day is not designated by the President, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for any annual meeting or any adjournment thereof, the Board of Directors shall cause the election to be held at a meeting of the shareholders as soon thereafter as conveniently may be held.

         SECTION 2. Special Meetings. Special meetings of shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Article of Incorporation, may be called by the President and shall be called by the President or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of shareholders of at least 50% of all of the votes entitled to be cast on any issue proposed to be considered at the proposed special meeting. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting of the shareholders shall be limited to the purposes stated in the notice. Such request by shareholders shall be signed, dated, and delivered to the corporation's Secretary in one or more written demands. Any request by shareholders or otherwise shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting of the shareholders shall be limited to the purposes stated in the notice.

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

                                   ARTICLE VI.

                                 INDEMNIFICATION

      SECTION 1. Indemnification. The Corporation shall indemnify every person who is or was a party or involved (as a witness or otherwise)or is threatened to be made a party or involved (as a witness or otherwise) (hereafter Indemnitee) in any threatened, pending or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, formal or informal, and whether or not by or in the right of the Corporation or otherwise (hereafter a "Proceeding"), by reason of the fact that he is or was a director, officer, or employee of the Corporation, or while a director, officer or employee of the Corporation, is or was serving at the request of the Corporation (or such service was approved by the Corporate Management Committee (committee of Executive Officers selected by the President) or successor committees) as a director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise, or by reason of any action alleged to have been taken or not taken by him while acting in any such capacity, against expenses (including counsel fees and expenses when incurred) (hereafter "Expenses") and all liability and loss, including judgment, fine, (including excise taxes assessed with respect to an employee benefit plan), and penalties and amounts paid or to be paid in settlement (whether with or without court approval) (hereafter "Liabilities"), actually incurred by him in connection with such Proceeding, to the fullest extent permitted by law as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment). Notwithstanding anything in this Article to the contrary, except with respect to a proceeding to enforce rights to indemnification or advancement of expenses under this Article, the Corporation shall provide indemnification and advancement of Expenses under this Article to persons seeking indemnification in connection with a proceeding initiated by such person only if such proceeding was authorized by the Board of Directors.

      SECTION 2. Advancement of Expenses. The right to indemnification conferred in this Article shall include the right to be paid by the Corporation the Expenses incurred in connection with the proceeding in advance of the final disposition thereof promptly after receipt by the Corporation of a request therefor stating in reasonable detail the Expenses incurred, provided, however, that to the extent required by law, the payment of such Expenses in advance of the final disposition of a proceeding shall be made only upon the Corporation's receipt of an undertaking by or on behalf of such person to repay such amounts if it shall ultimately be determined that he is not entitled to be indemnified under this Article or otherwise (this undertaking need not be secured and must be accepted without reference to the ability to repay).

      SECTION 3. Determination. Any indemnification, under these Articles (unless ordered by court or as otherwise provided in Section 2 for the advancement of expenses) shall be made by the Corporation upon a determination that the indemnification of the Indemnitee is proper in the circumstances because he has met the applicable standard of conduct. Such determination shall be made (1) by the board of directors by majority vote of a quorum consisting of directors not at the time parties to the Proceeding, (2) if a quorum cannot be obtained, by a majority vote of a committee duly designated by the board of directors, in which designation directors who are parties may participate, consisting solely of two or more directors not at the time parties to the proceeding, (3) by special legal counsel selected by the board of directors by vote as set forth in clause "(1) or (2)" of this Section 3, if a quorum of the board of directors cannot be obtained and a committee cannot be designated, selected by majority vote of the full board of directors, in which selection directors who are parties may participate, or (4) by the shareholders, but shares owned by or voted under the control of directors who are at the time parties to the proceeding shall not be voted on the determination.

      SECTION 4. Partial Indemnification. If a person is entitled under this Article to indemnification by the Corporation for some or a portion of Liabilities and Expenses but not, however, for all of the total amounts thereof, the Corporation shall nevertheless indemnify such person for the portion thereof to which he is entitled.

      SECTION 5. Specific Limitations On Indemnification. Notwithstanding anything in these Bylaws to the contrary, the Corporation shall not be obligated to make any payment under this Article for indemnification for Liabilities and Expenses in connection with Proceedings settled without the consent of the Corporation, which consent, however, shall not be unreasonably withheld.

      SECTION 6. Payment and Factual Determinations. If a claim for indemnification or advancement of expenses under this Article is not paid in full by the Corporation within sixty (60) days after a written claim has been received by the Corporation, the claimant may, at any time thereafter, bring suit against the Corporation to recover the unpaid amount of the claim. The claimant shall also be entitled to be paid the expenses of prosecuting such claim to the extent he is successful in whole or in part on the merits or otherwise in establishing his right to indemnification or to the advancement of expenses.

      SECTION 7. Other Rights. The right to indemnification, including the right to the advancement of expenses, conferred in this Article shall not be exclusive of any other rights to which a person seeking indemnification or advancement of expenses hereunder may be entitled under any Articles of Incorporation, Bylaws, agreement, vote of shareholders or directors, or otherwise. Subject to applicable law, to the extent that any rights to indemnification or advancement of expenses of such person under any such Articles of Incorporation, Bylaw, agreement, vote of shareholders or directors, or otherwise, are broader or more favorable to such person, the broader or more favorable rights shall control.

      The Corporation shall have the express authority to enter into such agreements as the Board of Directors deems appropriate for the indemnification of, including the advancement of expenses to, present or future directors, officers, employees and agents of the Corporation in connection with their service to, or status with, the Corporation or any other corporation, partnership, joint venture, trust or other enterprise, including any employee benefit plan, for whom such person is serving at the request of the Corporation.

      SECTION 8. Trust. The Corporation may create a fund of any nature which may, but need not, be under the control of a trustee, or otherwise to secure or insure in any manner its indemnification obligations, including its obligation to advance expenses, whether arising under or pursuant to this Article or otherwise.

      SECTION 9. Insurance. The corporation may purchase and maintain insurance on behalf of an individual who is or was a director, officer, employee, or agent of the corporation, or who, while a director, officer employee or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise, against liability asserted against or incurred by that individual in that capacity or arising from the individual's status as a director, officer, employee, or agent, whether or not the corporation would have power to indemnify that individual against the same liability.

      SECTION 10. Contract. The right to indemnification, including the right to advancement of expenses provided herein, shall be a contract right, shall continue as to a person who has ceased to be a director, officer, employee, or to serve in any other of the capacities described in Section 1, and shall inure to the benefit of the heirs, personal representatives, executors and administrators of such person. Notwithstanding any amendment, alteration, or repeal of this Article or any of its provisions or the adoption of any provision inconsistent with the Article or any of its provisions, any person, shall be entitled to indemnification, including the right to the advancement of expenses, in accordance with the provisions hereof with respect to any action taken or omitted prior to such amendment, alteration, or repeal or adoption of such inconsistent provision, except to the extent such amendment, alteration, repeal, or inconsistent provision provides broader rights with respect to indemnification, including the advancement of expenses, than the Corporation was permitted to provide prior to the amendment, alteration, repeal, or the adoption of such inconsistent provision or to the extent otherwise prescribed by law.

      SECTION 11. Subrogation. In the event of any payment under this Article, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Corporation to bring suit to enforce such rights.

      SECTION 12. Notice of Proceedings. Indemnitee agrees promptly to notify the Corporation in writing upon being served with any summons, citation, subpoena, complaint, indictment, information or other document relating to any Proceeding or matter which may be subject to indemnification or advancement of Expenses covered hereunder, but Indemnitee's omission to so notify the Corporation shall not relieve the Corporation from any liability which it may have to Indemnitee under this Article unless such omission materially prejudices the rights of the Corporation (including without limitation, the Corporation having lost significant substantive or procedural rights with respect to the defense of any Proceeding). If such omission does materially prejudice the rights of the Corporation, the Corporation shall be relieved from liability under this Article only to the extent of such prejudice; but such omission will not relieve the Corporation from any liability which it may have to Indemnitee otherwise than under this Article.

      SECTION 13. Defense of Claims. The Corporation will be entitled to participate at its own expense in any Proceeding of which it has notice. The Corporation jointly with any other indemnifying party similarly notified of any Proceeding will be entitled to assume the defense of Indemnitee therein, with counsel reasonably satisfactory to Indemnitee. After notice from the Corporation to Indemnitee of its election to assume the defense of Indemnitee in any Proceeding, the Corporation will not be liable to Indemnitee under this Article for any Expenses subsequently incurred by Indemnitee in connection with the defense thereof, except as otherwise provided below. Indemnitee shall have the right to employ its own counsel in any such Proceeding but the fees and expenses of such counsel incurred after notice from the Corporation of its assumption of the defense thereof shall be at the expense of Indemnitee unless: (i) the employment of counsel by Indemnitee has been authorized by the Corporation; or
(ii) the Corporation shall not in fact have employed counsel to or cannot in good faith without conflict assume the defense of Indemnitee in such Proceeding or such counsel has not in fact assumed such defense; in each of which case the fees and expenses of Indemnitee's counsel shall be advanced by the Corporation.

      SECTION 14. Other Entities. The board of directors may by resolution provide for indemnification to officers, directors, or employees of other entities not otherwise provided indemnification herein as it determines appropriate.

      SECTION 15. Employee Benefit Plans. A director, officer, or employee is considered to be serving an employee benefit plan at the Corporation's request if such person's duties to the Corporation also imposed duties on, or otherwise involves services by, that person to the plan or to the participants in or beneficiaries of the plan.

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

                              AMENDED AND RESTATED
                       PIONEER HI-BRED INTERNATIONAL, INC.
                        DIRECTORS' RESTRICTED STOCK PLAN


SECTION 1.  ESTABLISHMENT AND PURPOSE

         1.1 Establishment. Pioneer Hi-Bred International, Inc. hereby establishes a stock reward plan for eligible Directors, as described herein, which shall be known as the PIONEER HI-BRED INTERNATIONAL, INC. DIRECTORS' RESTRICTED STOCK PLAN (hereinafter called the "Plan").

         1.2 Purpose. The purpose of this Plan is to align the interests of Directors with the long-term interest of shareholders through the ownership and retention of Company stock.

SECTION 2.  DEFINITIONS

Whenever used herein, the following terms shall have the meanings set forth below:

                  (a) "Board" means the Board of Directors of Pioneer Hi-Bred International, Inc.
                  (b) "Change in Control" means (i) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended (the "1934 Act")), or of record, of securities of Pioneer Hi-Bred International, Inc. representing twenty-five percent (25%) or more in number of the total of a) the number of shares of common stock then outstanding and b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Series A Convertible Preferred Stock (or Class B Common Stock, if Series A Convertible Preferred Stock is converted to such class) by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons action in concert, other than (A) the Company and/or (B) any employee pension benefit plan (within the meaning of
Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company, including a trust established pursuant to any such plan or (ii) the nomination and election of twenty-five percent (25%) or more of the members of the Board of Directors of the Company without recommendation of such Board of Directors. The ownership of record of 25% or more in number of the total of a) the number of shares of common stock then outstanding and b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Series A Convertible Preferred Stock (or Class B Common Stock, if Series A Convertible Preferred Stock is converted to such class) of the Company by a person engaged in the business of acting as nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Change in Control.
                  (c) "Committee" means the Compensation Committee of the Board or any successor Committee.
                  (d) "Company" means Pioneer Hi-Bred International, Inc., an Iowa corporation. (e) "Fair Market Value" of a share of Common Stock of the Company shall mean the average of the highest and lowest selling prices.
                  (f)      "Participant" means those Directors eligible under
Section 4.
                  (g) "Plan" means the Pioneer Hi-Bred International, Inc. Directors' Restricted Stock Plan, as amended from time to time.
                  (h) "Restricted Stock" means the common stock, $1.00 par value, of Pioneer Hi-Bred International, Inc. which is issued or granted pursuant to the Plan.
                  (i) "Shares" means the common stock, $1 par value, of the Company.

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

SECTION 4.  ELIGIBILITY

To be eligible to participate in the Plan an individual must be a non-employee Director of the Company.

SECTION 5.  GRANT

         The Program shall be operated according to the procedures set forth below:

                  (a) Eligible Cash Compensation. A Participant may elect to defer all or any part of the annual retainer compensation and regular quarterly meeting fees otherwise expected to be payable for services to be rendered by the Participant for serving on the Board of Directors (the "Board") from January 1, 1997 through December 31, 1999 (such payments collectively to be referred to herein as the "Director's Fee") and to receive in lieu thereof Restricted Stock.

                  (b)  Election  to  Participant.   A  Participant  shall  elect
participation in the Program pursuant to an irrevocable election before the services are rendered giving rise to the payment of the Director's Fee.

            (c) Duration of Restriction. Subject to the provisions of Article III, the Restricted Stock issued to a Participant shall be subject to the restrictions of the Program until December 31, 1999.

             (d) Calculation of Restricted Stock. The Restricted Stock which shall be issued to a Participant in lieu of payment of a Director's Fee shall be derived by dividing the amount of the Participant's Director's Fee otherwise expected to be payable to the Participant prior to January 1, 2000 but after December 31, 1996, plus an additional five percent (5%), by the Fair Market
Value of a Share on December 31, 1996; provided, however, for a Participant first elected to the Board after January 1, 1997, the Fair Market Value of a Share shall be determined on December 31 immediately preceding the Participant's participation in the Program. There will be no fractional shares. The number of shares granted will be the number of shares derived above rounded up or down to the nearest whole number.

SECTION 6.  STOCK SUBJECT TO THE PLAN

         6.1 Number. The total number of Shares that may be granted under the Plan shall not exceed 25,000. These Shares may consist, in whole or in part, of authorized but unissued Shares or Shares reacquired by the Company, including without limitation, Shares purchased in the open market, and not reserved for any other purpose.

         6.2 Reacquired Shares. If, at any time, Shares issued pursuant to the Plan shall have been reacquired by the Company in connection with the restrictions herein imposed on such shares, such reacquired Shares again shall become available for issuance under the Plan at any time prior to its termination.

         6.3 Adjustment in Capitalization. In the event of any change in the outstanding Shares of the Company by reason of a stock dividend, stock split, recapitalization, merger, consolidation, combination, or exchange of shares or other similar corporate change, the aggregate number and kind of Shares issuable under this Plan shall be appropriately adjusted by the Committee, whose determination shall be conclusive.

SECTION 7. SHARES OF RESTRICTED STOCK

         7.1 Grant of Shares of Restricted Stock. Awards of Restricted Stock to Participants shall be granted under an irrevocable election by Participants.

         7.2 Transferability. The shares of Restricted Stock granted to a Participant may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated as long as the shares are subject to forfeiture or other conditions as provided in the Plan.

          7.3     Removal of Restrictions.

          (A)     Vesting of Restricted Stock.
                           (i) Unless  earlier  forfeited,   as to one-third (or
such applicable fraction to reflect deferrals for a period less than 3 years) of the shares of Restricted Stock representative of the annual retainer compensation deferred by the Participant, the restrictions applicable to the Restricted Stock issued for the benefit of the Participant shall lapse and the Participant shall be entitled to the delivery of a stock certificate or certificates on or shortly after December 31st of each year if Participant is then a Director of the Company.

                           (ii) Unless earlier forfeited,  as to one-twelfth (or
such applicable fraction to reflect deferrals made for a period less than 12 quarterly meetings) of the shares of Restricted Stock representative of the regular quarterly meeting fees of the Director's Fee deferred by the Participant, the restrictions applicable to the Restricted Stock issued for th benefit of the Participant shall lapse upon the occurrence of a regular quarterly meeting and attendance by the Participant, and the Participant shall be entitled to the delivery of a stock certificate or certificates for such shares; provided, however, the Company will not, unless otherwise requested, issue such certificate(s) until December 31st of each year or shortly thereafter.

                           (iii)   Unless   earlier    forfeited,    as   to  a
prorata number of shares of Restricted Stock which would otherwise vest in a calendar year of the Program pursuant to Section 7.3 (A)(i) or (ii), th restrictions applicable to the Restricted Stock issued for the benefit of the Participant shall lapse and the Participant shall be entitled to the delivery of a stock certificate or certificates upon the occurrence of any of the following:

                                     (a)      The date of the Participant's
                                              death or disability;

                                     (b)      The end of the Participant's  term
                                              for  which  elected,  if not  then
                                              re-elected  (except  if  forfeited
                                              under Section 7.3 B(ii);

                                      (c)      Upon the mandatory  retirement of
the Participant from the Board; or

                                      (d)       Upon the occurrence of a Change
 in Control.

         (B) Forfeiture of Restricted Stock. Except as to shares of Restricted Stock earlier vested, the Restricted Stock issued to the Participant shall be entirely forfeited if:

                             (i)  The  Participant  resigns  (other  than by
reason of disability) or is dismissed for cause from the Board during the Participant's elected term; or

                             (ii) The  Participant  refuses to stand for an
election  to the Board  after having been nominated by the Board; or

                              (iii) As to one-twelfth  (or such applicable
fraction to reflect deferrals made for a period less than 12 quarterly meetings) of the shares of Restricted Stock awarded to a Participant representative of regular quarterly meeting fees multiplied by the number of regular quarterly meetings of the Board unattended by the Participant occurring in the preceding calendar year shall be identified and forfeited on December 31 of each year.

For purposes of Section 7.3 (B)(i) above, a Participant shall be considered to have been dismissed for cause if, and only if, the Participant is dismissed on account of any act of (a) fraud or intentional misrepresentation, or (b) embezzlement, misappropriation or conversion of assets or opportunities of the Company or any direct or indirect majority-owned subsidiary of the Company.

         7.4 Legends and Escrow. In addition to any other legends or restrictions, the Company specifically reserves the right to place on each certificate or account representing shares of Restricted Stock a legend as follows:

                  "The sales or other transfer of shares of stock represented by this certificate (account), whether voluntary, involuntary, or by operation of law, is subject to the restrictions on transfer and forfeiture conditions (which include the satisfaction of certain service requirements) set forth in the Pioneer Hi-Bred International, Inc. Directors' Restricted Stock Plan. A copy of such plan and agreement may be inspected at the offices of the Secretary of the Company."

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

         7.5 Waiver at the Committee's Discretion. Notwithstanding the above, the Committee also may waive all restrictions on shares of Restricted Stock at any time, in its sole discretion. The shares released from such restrictions pursuant to this Section 7.5 thereafter shall be freely transferable by the Participant, subject to any applicable legal requirements.

         7.6 Voting Rights. For shares not forfeited, Participants shall have full voting rights with respect to shares of Restricted Stock.

         7.7 Dividend Rights. For shares not forfeited, except as the Committee may otherwise determine, Participants shall have full dividend rights with any such dividends being paid currently. If all or part of a dividend is paid in shares of stock, the dividend shares shall be subject to the same restrictions on transferability as the shares of Restricted Stock that are the basis for the dividend.

SECTION 8.  AMENDMENT AND TERMINATION

         8.1 Amendment. This Plan may be amended by the Board.

         8.2 Termination. The Company reserves the right to terminate the Plan at any time by action of the Board.

         8.3 Existing Restrictions. Neither amendment nor termination of this Plan shall affect any shares previously issued or any restrictions previously issued or any restrictions previously imposed on such shares pursuant to this Plan.

SECTION 9.  WITHHOLDING OF TAXES

         9.1 Withholding of Taxes for Foreign Directors. The Company may require, as a condition to any grant under the Plan or to the release of any restrictions, security interest or escrow hereunder, that the Participant pay to the Company, in cash, any federal, state or local taxes of any kind required by law to be withheld with respect to any grant, vesting or delivery of Restricted Stock. The Committee, in its sole discretion, may permit Participants to pay such taxes a) through the withholding of Restricted Stock otherwise deliverable to such Participant in connection with such vesting or delivery or b) the delivery to the Company of Shares otherwise acquired by the Participant. The Restricted Stock withheld by the Company or Shares tendered to the Company for the satisfaction of tax withholding obligations under this section shall be valued in the same manner as used in computing the withholding taxes under applicable law. The Company, to the extent permitted or required by law, shall have the right to deduct from any payment of any kind otherwise due to a Participant any taxes of any kind required by law to be withheld with respect to any grant, vesting or delivery of Restricted Stock under the Plan, or to retain or sell without notice a sufficient number of the Restricted Stock granted or to be granted to such Participant to cover any such taxes, provided that the Company shall not sell any such Restricted Stock if such sale would be considered a sale by such Participant for purposes of Section 16 of the Exchange Act.

SECTION 10 - MISCELLANEOUS

         10.1 No Contract of Employment. Nothing in this Plan shall be construed as a contract of Board representation between the Company and any Participant.

         10.2 Severability. If any provision of this Plan is held to be illegal, invalid, or unenforceable, such illegality, invalidity or unenforceability shall not affect the remaining provisions of this Plan, and such provision shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never been inserted.

         10.3 Governing Law. This Plan shall be governed by the laws of the State of Iowa without reference to the principles of conflict of laws therein.

                                        PIONEER HI-BRED INTERNATIONAL, INC.


                                        By:      /s/ Charles S. Johnson
                                                 Charles S. Johnson
                                                 President and CEO


/s/ Jerry L. Chicoine
Jerry L. Chicoine
Secretary



                                   EXHIBIT 11

                       PIONEER HI-BRED INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        COMPUTATION OF EARNINGS PER SHARE
                    (In thousands, except per share amounts)

                                                                Years Ended August 31,
                                               1997             1996              1995             1994              1993
Number of shares of common
    stock outstanding at
    beginning of the period.............       82,389            83,487           86,215            89,442           90,274

Weighted average number of
    shares of common stock
    issued during the period............          156                75              128                90              148

Weighted average number of
    shares of common stock
    purchased for the treasury
    during the period...................         (253)             (408)          (1,832)             (884)            (308)
                                            ---------         ---------         --------         ---------         --------

Weighted average number of
    shares of common stock
    outstanding during the
    period..............................       82,292            83,154           84,511            88,648           90,114
                                           ----------         ---------         --------         ---------         --------

Income before cumulative
    effect of changes in
    accounting principles...............   $  242,830        $  222,962       $  182,590        $  212,664        $ 137,453
                                            ---------         ---------        ---------         ---------         --------

Income before cumulative
    effect of changes in
    accounting principles
    per common share....................   $     2.95        $     2.68       $     2.16        $     2.40        $    1.53
                                            ---------         ---------        ---------         ---------         --------

Net income..............................   $  242,830        $  222,962       $  182,590        $  212,664        $ 120,484
                                            ---------           -------        ---------         ---------         --------

Earnings per common share...............   $     2.95        $     2.68       $     2.16        $     2.40        $    1.34
                                            ---------         ---------        ---------         ---------         --------



The common stock equivalents have not entered into the net income per share computations because they would not have a material dilutive effect.

THE COMPANY'S BUSINESS

Overview
The business of Pioneer Hi-Bred is the broad application of the science of genetics. Pioneer was founded in 1926 to apply newly discovered genetic techniques to hybridize corn. Today the Company develops, produces, and markets hybrids of corn, sorghum, and sunflowers; varieties of soybeans, alfalfa, wheat, and canola; and microorganisms useful in crop and livestock production.

Hybrids, such as corn and sorghum, are crosses of two or more unrelated inbred lines that can be reproduced only by crossing the original parent lines. As a result, it is not beneficial for customers to plant saved seed, as the seed produced will not have the same genetic attributes as the seed planted. Varietal crops, such as soybeans and wheat, will reproduce themselves with little or no genetic variation. Customers frequently plant saved grain from these products, however, they are becoming increasingly aware of the advantages of purchasing "new" seed every year.

Pioneer is the industry leader in research and product development and has been for seventy-plus years. The Company owns what it believes to be the industry's finest collection of crop genetics (germplasm) which has been the key to the success of Pioneer in the past, and will be in the future. Our researchers are well-established experts in the science of crop genetics. They are constantly focused on improving our germplasm base using the latest in technology.

Integrating new technology is essential to crop genetic improvements. Currently, Pioneer has more than 1,000 research agreements with third parties specializing in technology that can help improve the core germplasm base. Alliances recently entered into will allow Pioneer to map the genes that make up our seed products. Pioneer was the first commercial seed company to undertake such a project. The goal is to determine which genes, or groups of genes, control valuable traits and eventually have the ability to arrange these genes to work more efficiently in our commercial products.

In North America, the majority of Pioneer(R) brand seed is marketed through independent sales representatives. In areas outside the traditional Corn Belt, seed products are often marketed through dealers and distributors who handle other agricultural supplies. Pioneer products are marketed outside North America through a network of subsidiaries, joint ventures, and independent producer-distributors.

Product Summary
The Company's principal products are seed corn and soybean seed, which have accounted for approximately 90 percent of total worldwide net sales and substantially 100 percent of worldwide operating income over the last five years. These products are expected to maintain a dominant role in the Company's results of operations for the foreseeable future.

Hybrid seed products typically generate some of the largest margins as a percentage of sales for the Company. Seed corn provides the largest impact of all products, in terms of dollars, to the financial bottom line. Therefore, acreage shifts from corn to other crops can have a significant effect on the Company's profitability. Compared to hybrid seed, sales and profits from non-hybrid seed are more heavily dependent on commodity prices and the competition from farmer-saved seed. As a result, these margins are narrower and operations are more subject to year-to-year fluctuations.

Corn: Seed corn, in terms of both sales and profitability, is the Company's most
significant   product.   In  1997,   sales  of  hybrid  seed  corn   represented
approximately 78 percent of total Pioneer worldwide net sales.

More than 80 percent of the world's corn is fed to livestock, and they are in many ways the true end users for our products. The Company is focused on developing superior corn hybrids for grain and silage as part of this market.

Grain and oilseed processors are also demanding more customized traits. The Company is actively pursuing opportunities to provide unique value-added traits for these customers as well.

Improving traditional agronomic traits continues to be important. Our researchers are working to develop hybrids with superior harvestable yield, and create products that reduce crop losses, grower input costs, and risk through agronomic improvements such as insect, disease, and herbicide resistance.

Each year, Pioneer evaluates about 130,000 new experimental seed corn hybrids. Prior to commercial sale, each hybrid passes through a four- to five-year testing cycle. During this period, the hybrids are tested in a range of soil types, stresses, and climatic conditions. Only hybrids that meet the Company's highest standards make it to commercial status. In the past, we typically introduced 15-20 new hybrids each year. However, we expect that number to increase in the future. By the time a typical Pioneer(R) brand hybrid is offered for sale, it has been tested at more than 150 locations and in more than 200 customer fields. This rigorous testing system helps Pioneer consistently develop reliable, leading-edge new genetics with a total package of traits that deliver superior value to our customers.

The Company's top-selling seed corn markets worldwide are the U.S., France, Canada, and Italy. Estimated acreage planted within these markets in 1997 totaled 80 million, 8 million, 3 million, and 3 million acres, respectively.

Soybeans: Soybean seed is the Company's second largest product in terms of sales and profitability. Worldwide soybean revenues accounted for approximately 12 percent of 1997 total consolidated revenues.

Each year, Pioneer soybean researchers plant more than 600,000 yield test plots to measure performance of experimental varieties in many different environments.

Some of the most exciting new products currently in the soybean product lineup are soybeans resistant to specific herbicides. These soybeans accounted for approximately 17 percent of 1997 total soybean sales, and this percentage should increase in the future.

Developing products for the specialty and identity-preserved markets is also important to the soybean research focus. Pioneer researchers are leading the way in developing soybean seed with improved meal and oil qualities suitable for these markets.

Other key  attributes  our  soybean  research  efforts  are  focused  on include
creating  products  with  increased   harvestable  yield  and  yield  stability,
standability, disease and pest resistance, and emergence speed.

The Company's top-selling markets for soybean seed are the U.S. and Canada. Total estimated acreage within these markets for 1997 was 71 million and 3 million acres, respectively.

End Use Focus
Within Pioneer Hi-Bred's overall research emphasis for our products, focusing on the end use is an area of increasing importance. In the coming years, end users such as livestock feeders, grain processors, food processors, and others are expected to demand specific qualities in the crops they use as an input in developing other products. In the future, the commodity grain market is expected to segment based on these changing demands, which will increasingly influence seed purchase decisions.

The Company's emphasis on end-use markets was dramatically strengthened by an alliance with DuPont, which was completed in early fiscal 1998. In the alliance, Pioneer and DuPont will form a broad research alliance and a separate joint venture company designed to speed the discovery and delivery of new crop traits that benefit end users. A key focus of the research alliance will be to develop corn, soybeans, and other oilseeds with traits that will deliver added value for end users of these products. The joint venture, which will be owned equally by Pioneer and DuPont, will work to create and capture value for those quality traits. The joint venture will not be in the seed business. Pioneer will be the preferred worldwide provider and marketer of quality trait seed for the joint venture.

Product Sourcing
The Company has seed production facilities located throughout the world, in both the Northern and Southern Hemispheres. In the production of its parent and commercial seed, the Company generally provides the seed stock, detasseling and roguing labor, and certain other production inputs. The balance of the labor, equipment, and inputs are supplied by independent growers. The Company believes the availability of growers, parent seed stock, and other inputs necessary to produce its commercial seed is adequate for planned production levels.

The principal risk in the production of seed is the environment, with weather being the single largest variant. Pioneer lessens this risk by distributing production across many locations around the world. Due to its global presence, the Company can engage in seed production year-round. To ensure the highest quality seed is made available, and to enhance the Company's ability to operate in a global environment, Pioneer is actively engaged in ISO 9000 certification. Pioneer is the first major agricultural seed company in the world to attain ISO 9000 registration. The certification, established by the International Organization for Standardization, should allow Pioneer to move products more easily from country to country.

Patents, Trademarks, and Technology
Pioneer maintains the ownership of and controls the use of its inbreds and varieties by means of intellectual property rights, including but not limited to, the use of patents, trademarks, and Plant Variety Protection Certificates. Within the U.S., these rights essentially prohibit other parties from making, using, selling, importing, or exporting seed produced from those inbreds and varieties until such protection expires, usually well after the useful life of the inbred or variety. Outside of the U.S., the level of protection afforded varies from country to country according to local laws and international agreements. As of August 31, 1997, Pioneer held 159 U.S. patents and 349 foreign patents. The Company currently has over 700 patent applications pending on new technologies and products moving toward commercialization.

The Company, and the industry as a whole, will be increasingly affected by new patents, patent positions, and patent lawsuits. Pioneer has become increasingly active in its patenting of inbreds, hybrids, and other products and processes that relate to our business. Pioneer believes that its current patent positions, technologies, germplasm, and sales force place the Company in a good position to freely develop and commercialize the products that will be necessary to effectively compete in the marketplace.

No single patent Pioneer currently owns is vitally important to the Company's business. However, a substantial number of patents have recently been applied for, and some granted, in the area of biotechnology by Pioneer and others in the industry. These patents relate to technology in the area of genetically engineering insect, disease, and herbicide resistance into crops. If existing and future patents in the area of biotechnology are upheld, it is uncertain whether holders of these patents would allow this technology to be licensed by others in the industry, and at what price. However, the Company will review carefully all requests for licenses to its technology and to grant access when it is commercially prudent to do so.

The Company's policy is to vigorously protect our intellectual property from infringement.

Seasonality of the Business
Because the seed business is highly seasonal, the Company's interim results will not necessarily indicate the results for the full year. Substantially all seed sales are made from late second quarter through the end of the third quarter (February 1 through May 31) of the fiscal year. Typically, the Company operates at a loss during the first and fourth quarters. Varying climatic conditions can change the earnings patterns between quarters by affecting the delivery of seed and causing a shift in sales between quarters.

Competitive Conditions
The hybrid seed industry is characterized by intense competition and is based primarily on product performance and price. The Company's objective is to produce products that consistently out-perform the competition and so command a premium price. The Company has been successful competing on that basis in the past and expects to continue to do so in the future through its ongoing investment in research and product development.

The primary markets for the Company's products are the U.S. and Canada (the North American region) and Europe. Approximately 67 percent of total 1997 sales were made within North America and 23 percent within Europe. The Company also has operations in Latin America, Mexico, Africa, Asia, and the Middle East. Our goal within developing nations is to aid the development of the existing seed markets and establish businesses that can grow and prosper.

Pioneer is the industry leader in North American seed corn sales. The Company's share of this market in 1997 is estimated to be approximately 42 percent. The next six competitors held an estimated combined market share of approximately 32 percent, with the closest competitor holding approximately 11 percent. The remainder of the market is divided among more than 300 companies selling regionally.

The Company also has a leading seed corn market share in most of the countries outside North America in which it operates. Significant markets in which the company operates include France, Italy, Germany, Hungary, Mexico and Brazil. The Company's market share within these countries ranges from near 10 percent to more than 60 percent.

Pioneer's principal market for soybean seed is North America. The Company's share of the 1997 purchased-seed market totaled approximately 18 percent, highest in the industry.


Research and Product Development
The Company's research and product development activities are directed at products with significant market potential. Pioneer believes it possesses the largest single proprietary pool of germplasm in the world from which to develop new hybrid and varietal seed products. The Company's seed research is done through classical plant breeding and biotechnology techniques. Certain of our current products require government approval before commercialization. It is expected a larger number of our future products will also require such government approval.

At August 31, 1997, the Company employed approximately 940 people who directly and indirectly engaged in research and product development activities. Of these, 390 scientists performed research in the agricultural seed area and eight in microbial cultures. Of the 390 scientists performing research in agricultural seeds, 65 are employed outside of North America.



During the three fiscal years ended August 31, 1997, the Company expended the following amounts on research and product development:

         Years ended August 31,              1997             1996              1995
------------------------------------------------------------------------------------
(in millions)
Corn.............................             $101           $  90            $   87
Soybeans.........................               14              12                10
Other Products...................               31              34                33
                                            ------             ---               ---
                                              $146            $136             $ 130
                                               ===            ====               ===

Planned growth in breeding projects, research collaborations, and trait and technology development contributed to the recent increase in research and product development costs.

Risk Factors in Our Business
The annual volume of seed sold and related profit can be significantly affected by forces beyond the Company's control. Two such factors are government programs/approvals and weather. Government programs can affect, among other things, crop acreage and commodity prices. Government regulatory approvals can affect the timing of bringing new products to market. Weather and other factors can affect commodity prices, product performance, the Company's seed field yields, and planting decisions by customers which ultimately can impact acreage.

Intellectual property positions are becoming increasingly important within the agricultural seed industry as genetically engineered products become a larger part of the product landscape. At this point in time, it is uncertain who has what patent rights within the industry for recent technology advancements.

Operating as a global company exposes Pioneer to the risks resulting from currency fluctuations. We have policies in place to manage this risk. Product performance against the competition will continue to be the key driver of long-term success for the Company. While we have been able in the past to develop products that on-average consistently out-perform the competition, rapid change in technology and customer preference may result in competitive products that are in greater demand.

General
The operations of Pioneer are subject to rules and regulations of various regulatory agencies. Management believes that the Company is in compliance, in all material respects, with all applicable rules and regulations, and that compliance has not had a materially adverse effect on its operations or financial condition.

At August 31, 1997, the Company employed approximately 5,000 people worldwide.



SELECTED FINANCIAL DATA
Consolidated Ten-Year Financial History

         Years Ended August 31,     1997     1996     1995      1994       1993     1992      1991       1990       1989      1988
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share and statistical amounts)

Summary Operations:
Net Sales....................... $ 1,784  $ 1,721   $ 1,532   $ 1,479   $ 1,343   $ 1,262   $1,125    $   964    $    867  $    759
                                  ======   ======    ======    ======     =====     =====    =====      ======     ======   =======
Gross Profit.................... $   867  $   858   $   760   $   759   $   700   $   640   $  549    $   442    $    391  $    389
                                  ======   ======    ======    ======    ======    ======    ======     ======     ======    ======
Restructuring and Settlements... $    --  $    --   $    --   $    45    $  (54)  $    --   $    --   $    --    $     --  $     --
                                  ======   ======    ======    ======    ======    ======    ======     ======     ======    ======
Income From Continuing
   Operations................... $   243  $   223   $   183   $   213   $   137   $   152   $   104    $    73    $    82   $    84
                                  ======   ======    ======    ======    ======    ======    ======     ======     ======    ======
Net Income...................... $   243  $   223   $   183   $   213   $   120   $   152   $   104    $    73    $    98   $    65
                                  ======   ======    ======    ======    ======    ======    ======      ======     ======   =======

Per Common Share Data:
Income From Continuing
   Operations................... $  2.95  $  2.68   $  2.16   $  2.40   $  1.53  $  1.68    $  1.15    $  0.78    $  0.86    $  0.88
Net Income...................... $  2.95  $  2.68   $  2.16   $  2.40   $  1.34  $  1.68    $  1.15    $  0.78    $  1.03    $  0.68
Growth in Earnings Per Share*...   10.1%    24.1%   (10.0)%     56.9%    (8.9)%    46.1%      47.4%     (9.3)%     (2.3)%      31.3%
Dividends Declared.............. $  0.95  $  0.83   $  0.71   $  0.59    $ 0.50  $  0.40    $  0.39    $  0.39    $  0.36    $  0.35
Shareholders' Equity............ $ 13.96  $ 12.36   $ 10.94   $ 10.22    $ 9.23  $  8.86    $  7.51    $  7.00    $  6.62    $  6.04

Balance Sheet Summary:
Current Assets.................. $   901  $   784   $   770   $   742   $   717  $   703     $  606       538     $   474    $   450
Net Property & Other Assets..... $   702      638       523       511       504      543        480       468         440        414
                                   -----    -----    ------    ------     ------  ------     ------      -----     ------     ------
Total Assets.................... $ 1,603  $ 1,422   $ 1,293    $1,253   $ 1,221  $ 1,216      $1,086    $1,006    $   914   $    864
                                  ======   ======    ======     =====     =====    =====       =====      =====     ======    ======

Current Liabilities............. $   329  $   288   $   280   $   232   $   261  $   286    $   295    $   294    $   221    $   209
Long-Term Debt..................      19       25        18        66        68       74         67         19         17         28
Other Long-Term Liabilities.....     107       91        82        74        67       57         43         44         49         50
                                   -----     ------   -------  -------   -------  -------    -------    -------    -------   -------
Total Liabilities............... $   455  $   404   $   380    $  372   $   396  $   417    $   405    $   357    $   287   $    287
                                  ======   ======     ======    ======   ======    ======     ======     ======     ======    ======

Shareholders' Equity............ $ 1,148  $ 1,018   $   913   $   881   $   825  $   799    $   681    $   649    $   627    $   577
                                  ======   ======    ======    ======    ======   ======     ======     ======     ======     =====
Dividends Declared.............. $    79  $    69   $    60   $    52   $    45  $    36    $    35    $    36    $    34    $    33
Average Shares Outstanding......    82.3     83.2      84.5      88.6      90.1     90.8       90.9       93.5       95.4       95.5

Other Statistics:
Return on Ending Equity*........   21.2%    21.9%     20.0%     24.1%     16.7%    19.0%      15.3%      11.2%      13.1%      14.6%
Return on Net Sales*............   13.6%    13.0%     12.0%     14.4%      0.2%    12.1%       9.3%       7.5%       9.4%      11.1%
Return on Ending Assets*........   15.2%    15.7%     14.2%     17.0%     11.2%    12.5%       9.6%       7.2%       9.0%       9.8%
Gross Profit on Net Sales.......   48.6%    49.9%     49.6%     51.3%     52.1%    50.7%      48.8%      45.8%      45.1%      51.2%
Dividends Declared as a % of
      Net Income................   32.5%    30.9%     32.8%     24.6%     37.4%    23.9%      33.8%      49.7%      34.7%      50.9%
Stock Price at August 31,....... $ 85.69  $ 55.13   $ 43.00   $ 31.25   $ 32.75  $ 26.50    $ 17.42    $ 13.25    $ 14.00    $ 11.75
Market Capitalization at
   August 31, (in millions)....  $7,045$  $ 4,542   $ 3,590   $ 2,694   $ 2,929  $ 2,392    $ 1,579    $ 1,229    $ 1,326    $ 1,122
Number of Employees.............   4,994    4,911     4,924     4,847     4,807    5,016      4,829      4,601      4,026      4,805

*Based on income from continuing operations before cumulative effect of accounting change




CONSOLIDATED NET SALES AND OPERATING INCOME (LOSS) BY PRODUCT

                 Years Ended August 31,      1997     %          1996     %       1995      %         1994     %       1993      %
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)

NET SALES:
    Corn...............................  $  1,385   77.6     $  1,377   80.0  $  1,227    80.0    $  1,185   80.1   $ 1,077    80.2
    Soybeans...........................       208   11.7          164    9.5       145     9.5         128    8.7       116     8.6
    Other..............................       191   10.7          180   10.5       160    10.5         166   11.2       150    11.2
                                          -------  -----      -------  -----    ------  ------     -------  -----    ------   -----
Total net sales........................  $  1,784  100.0     $  1,721  100.0  $  1,532   100.0    $  1,479  100.0   $ 1,343   100.0
                                          =======  =====      =======  =====   =======   =====     =======  =====    ======   =====

OPERATING INCOME (LOSS):
    Corn...............................  $    402   29.0     $    410   29.8  $    359    29.3    $    383   32.3   $   354    32.9
                                                   =====               =====            ======              =====             =====
    Soybeans...........................        27   13.0           16    9.8         9     6.2           7    5.5         7     6.0
                                                   =====               =====            ======              =====             =====
    Other..............................        11    5.8           (3)  (1.6)      (15)  (9.4)         (21) (12.6)      (24)  (16.0)
                                                   =====                ====            ======              =====             =====
    Restructuring and settlements......        --     --          --      --        --      --          45    3.0       (53)   (3.9)
                                          -------  =====      -------  =====    ------  ======     -------  =====    -------   ====
Product line operating income..........  $    440   24.7     $    423   24.6  $    353    23.0    $    414   28.0   $   284    21.1
Indirect general and administrative
    expense............................       (77)  (4.4)         (76)  (4.4)      (73)   (4.7)        (68)  (4.6)      (59)   (4.4)
                                          -------  -----      -------  -----    ------  ------     -------  -----    ------   -----
Operating income.......................  $    363   20.3     $    347   20.2  $    280    18.3    $    346   23.4   $   225    16.7
Financial income (expense).............        10    0.6            7    0.4        11     0.7           3    0.2        (6)   (0.4)
                                          -------  -----      -------  -----    ------  ------     -------  -----    ------   -----
Income before items shown below........  $    373   20.9     $    354   20.6  $    291    19.0    $    349   23.6   $   219    16.3
Provision for income taxes.............      (127)  (7.1)        (127)  (7.4)     (106)   (6.9)       (134)  (9.1)      (86)   (6.4)
Minority interest and other............        (3)  (0.2)          (4)  (0.2)       (2)   (0.1)         (2)  (0.1)        4     0.3
                                          -------  -----       ------  -----    ------  ------     -------  -----    ------   -----
Income before cumulative effect of
    accounting change..................  $    243   13.6     $    223   13.0  $    183    12.0    $    213   14.4   $   137    10.2
Cumulative effect of accounting
    change, net........................        --     --           --     --        --      --          --     --       (17)   (1.2)
                                          -------  -----      -------  -----    ------  ------     -------  ------   ------   -----

NET INCOME.............................  $    243   13.6     $    223   13.0  $    183    12.0    $    213   14.4   $   120     9.0
                                          =======  =====      =======  =====    ======  ======     =======  =====    ======   =====

Income per common share:
    Income before cumulative effect
      of accounting change.............  $   2.95            $   2.68         $   2.16            $   2.40          $  1.53
    Cumulative effect of accounting
      change, net......................        --                  --               --                  --             (.19)
                                          -------             -------           ------             -------           ------
    Net income.........................  $   2.95            $   2.68         $   2.16            $   2.40          $  1.34
                                          =======             =======          =======             =======           ======

Average shares outstanding.............      82.3               83.2              84.5                88.6              90.1




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pioneer continued its trend of earnings growth, once again achieving record financial results in 1997. A recap of key financial data tells the story.

         - Current year net income after tax totaled $243 million, or $2.95 per share, on sales of $1.784 billion. After tax income in 1996 totaled $223 million, or $2.68 per share, on sales of $1.721 billion. The result was per-share earnings growth totaling ten percent for the current year.

         - Return on Ending Equity (ROE) of 21 percent, sustained above the targeted level of 20 percent for the fourth consecutive year.

The Company continues to perform on its primary financial goals - double-digit earnings growth over time and maintaining 20 percent ROE.

Historically, the Company's growth has primarily been driven by North American seed corn operations. In 1997, record sales and profits from our soybean business, improved profitability from our other product seed lines, and strong seed corn sales outside North America were the primary drivers for improved current year income.

Fiscal 1997 marked a significant transition for our seed corn product line in North America.

Our seed corn operations in North America provided outstanding results in 1997, generating record product margins despite a reduction in units sold. When combined with increased investments in corn research and product development, North American operating income for corn decreased. Although these additional costs ultimately reduced current year corn operating income below 1996 results, they are a direct investment in our future profitability.

The reduction in units sold was primarily the result of a decrease in the Company's North American market share. Depending on final corn acreage and seeding rates, market share is estimated to decrease approximately two points. This will result in the Company's leading market share in North America to total approximately 42 percent. Lower unit sales of older, high-volume hybrids were largely responsible for the market share decrease. Delayed regulatory approval of our Bt corn products also contributed to the lower market share results.

Corn acreage rose modestly above 1996, positively impacting the current year. Operating results in North America were also affected by a higher average seed corn selling price, due in part to an increase in the list price of products and a shift to higher-priced products. Per-unit seed corn costs increased as well, however, the result was current year per-unit seed corn margins above 1996 levels.

Record North American soybean sales and profits in 1997 played a significant role in current year results. Growth in acreage, market share, and strong unit sales of glyphosate-resistant products pushed current year North American soybean unit sales and operating results to record levels.

Operating income for other products improved significantly from a year ago. The elimination of prior year losses from the sale of our vegetable products line and liquidation of our specialty oils inventory in 1996 not present in 1997 positively impacted current year results. The balance of our other products provided significant improvements in operating income in the current year.

Most operations outside North America also generated good earnings growth in 1997, primarily due to strong seed corn sales. Our operations in Europe, Mexico, Asia, Africa, and the Middle East all posted increases in operating income from a year ago. Conversely, Latin American operations did not meet expectations, resulting from seed corn supply availability, product performance, and reduced corn acreage during the year. In total, seed corn unit volumes outside North America increased from a year ago. Earnings growth for these regions, however, were dampened by the strong U.S. dollar during the period.

Management is optimistic that 1998 will be another good year. The Company believes it is well positioned to grow North American seed corn market share in 1998 due to the excitement about the increased value and performance of our new products. North American seed corn margins should also improve.

The Company introduced 27 new corn hybrids in limited volumes during 1997. These new products have performed very well in wide-area testing, and are now performing well in customers' fields. In addition to Bt corn, these new releases include high-yielding conventional hybrids, products for the rapidly growing high-oil market, hybrids with better disease resistance, as well as new white and waxy corn hybrids for the starch industry. The Company's ability to quickly increase supply of these products due to year-round production capabilities should make them widely available in 1998.

Management believes that our new Bt corn products incorporate the best genetics available and have stronger performance potential than any competitor Bt corn product released to date. As a result, the Company should be in a better position to compete for Bt corn market share in 1998 due to good placement of its current year Bt corn products in the market, significantly larger supplies of these products, and an entire season in which to market them.

Until recently, Pioneer has participated in the rapidly growing market for high-oil corn in very limited volume. However, a recent agreement with DuPont will bring more opportunities to compete for these acres in 1998 and the potential to become a significant supplier in this market.

A continued shift by customers to higher-priced, higher-value new products is expected to increase the average per-unit North American seed corn sales price. Per-unit seed corn cost of sales in North America is expected to hold relatively steady compared to 1997. When combined with the sales price effect, margins should be positively affected in 1998.

Management believes that strong North American soybean operations will continue into 1998 as our soybean products continue to perform well against the competition. The demand for glyphosate-resistant products is expected to increase significantly, and the Company will have larger supplies of these products available for sale in 1998. As a result, sales of glyphosate-resistant products are expected to represent a larger percentage of overall soybean sales in 1998, and margins are expected to improve because of their premium sales price over our elite varieties.

While operations outside North America are more difficult to predict, management believes these operations will continue to grow and improve on results of 1997.

As always, uncertainties exist that could affect the Company's expectations, and fluctuations in expected results are likely as more information becomes available. Some of the important factors that could cause actual results to vary significantly from management's expectations noted in these forward-looking statements include the weather, seed field yields, government programs/approvals, commodity prices, changes in corn acreage, intellectual property positions, product performance, customer preferences, currency fluctuations, and costs.

Year Ended August 31, 1997, Compared to the Year Ended August, 31, 1996

Hybrid Seed Corn
Current year seed corn operating income decreased $8 million, or two percent from prior year results. Operations in North America played a significant role in the decrease, primarily the result of fewer unit sales, increased per-unit net margins, and higher investments in research and product development. Seed corn operations outside North America provided increased operating income from a year ago on higher unit sales, however, this was tempered by the stronger U.S. dollar in the current year.


Corn Net Sales and Product Line Operating Income

                                                   Increase                                        Increase
                             1997                 (Decrease)                  1996                (Decrease)                1995
--------------------------------------------------------------------------------------------------------------------------------
(In millions)

NET SALES:
    North America........  $     907        $      (1)      (0.1)%         $     908      $     100       12.4   %     $     808
    Europe...............        342                6        1.8  %              336             31       10.2   %           305
    Other regions........        136                3        2.3  %              133             19       16.7   %           114
                            --------         --------                       --------         ------                     --------
Total net sales..........  $   1,385        $       8        0.6  %        $   1,377      $     150       12.2   %     $   1,227
                            ========         ========        =====          ========       ========      ========       ========

OPERATING INCOME:
    North America........  $     266        $     (10)      (3.6)%         $     276      $      20        7.8   %     $     256
    Europe...............        118               18       18.0  %              100             25       33.3   %            75
    Other regions........         18              (16)     (47.1)%                34              6       21.4   %            28
                            --------         --------                       --------         ------                     --------
Total operating income..      $  402     $        (8)    (2.0)     %$ 410        $      51             14.2    % $   359
                               =====      ==========     =====        ===         ========      ===============   ======

UNIT SALES:
 (80,000-kernel units)
    North America........      11.5              (0.6)      (4.6)%              12.1            1.2       11.3   %          10.9
    Europe...............       3.1               0.2        5.4  %              2.9            0.2        7.1   %           2.7
    Other regions........       2.3              (0.1)      (4.7)%               2.4            0.5       22.3   %           1.9
                            -------          --------                       --------         ------                     --------
Total unit sales.........      16.9              (0.5)      (3.0)%              17.4            1.9       12.0   %          15.5
                            =======          ========       =====           ========         ======      ========       ========

ACRES:
North America............      83.3               0.6        0.7  %             82.7            8.5       11.4   %          74.2
                            =======          ========        =====          ========         ======      ========       ========


The primary drivers affecting North American operations are market share, market size, and per-unit price and cost.

Seed corn market share in North America declined approximately two points in 1997, bringing the Company's estimated leading share of the North American market to approximately 42 percent. The Company introduced a number of new products in limited volumes this year which are targeted to replace hybrids that have been leading sellers in recent years. Lower unit sales of these older hybrids are largely responsible for the estimated current year market share decrease.

The sale of two key hybrids, 3394 and 3489, accounted for approximately 23 percent and 28 percent of the Company's 1997 and 1996 North American hybrid seed corn unit sales.

Delayed regulatory approval for our Bt corn products also contributed to the current year market share decline. Despite regulatory approval for Bt corn products coming late in the selling season, Pioneer sales representatives were able to place Pioneer seed in more than 20 percent of the estimated North American Bt corn acres planted in 1997. However, due to the late start, the Company was unable to attain its normal market presence for these products.

Based on information to date, corn acreage in North America rose modestly above 1996 levels which positively affected operating income. Although operating results in North America were affected by higher per-unit seed corn costs, the average seed corn selling price also increased.

In 1997, the average net seed corn selling price per unit to customers in North America increased seven percent resulting from the introduction of several new elite products, which were priced at a premium, and an increase in list prices across the entire product line. However, during the current year a change was made to the Company's commission program, which eliminated some ties between the commission and quantity savings discount programs. Reported quantity savings discounts increased and reported net commission expense decreased accordingly. As a result, reported net price for 1997 based on reported net sales only reflects an increase of approximately five percent. Net selling price per unit to customers, North American seed corn net margin per unit, and net compensation to sales representatives were essentially unaffected by this program change.

Per-unit seed cost of sales increased approximately $2.50 in 1997, principally due to the prior year cost of sales mix. Fiscal 1996 cost of sales included large quantities of lower-priced carryover seed from the 1994 crop year. When combined with the sales price effect, net seed corn margins increased approximately $2.25 per unit. Provisions for inventory reserves in 1997 were $1.98 per unit, compared to $2.22 per unit in 1996. The Company's policy is to provide adequate reserves for inventory obsolescence. Approximately nine percent of North American unit sales were reserved in 1997. We anticipate more rapid obsolescence of older products with the increased introduction of new products.

North American research and product development costs for seed corn increased $11 million, or 15 percent, to $86 million. The increase was the result of additional spending on classical plant genetic activities and investments to access technology that will help expand and improve the Company's germplasm base.

As a result of investments in research and product development, the Pioneer research program turned out 27 new corn hybrids in limited volumes for the North American market in 1997. First-year sales of these new hybrids reached nearly 600,000 units, four times more than any previous group of new product introductions. These new hybrids are expected to account for approximately 40 percent of next year's Pioneer seed corn sales in North America.

Seed corn operating results outside North America increased $2 million compared to the prior year. European operations (Europe, CIS, Turkey, Australia, and Japan) provided the largest impact, accounting for $18 million in additional operating income. Strengthening of the U.S. dollar against European currencies had a significant negative impact on current year reported results for European operations. Excluding this impact, the region reflected an improvement of $32 million over 1996 results. Additional unit sales in Italy, Southern Europe, and Central Europe were significant factors in the current year increase in operating income. Market size and market share increases, individually or in concert, played roles in these improvements.

Current year operating income in our Latin American region decreased $23 million compared to last year. Supply availability and decreased corn acreage reduced current year operating income in Brazil. Also affecting current year results was a performance issue related to last season's top selling hybrid in Argentina. As a result, operating income decreased due to reduced unit sales and higher cost of sales. New and improved products for the region are in the pipeline and should be widely available in 1998 as a result of production in North America.

Operating income in Mexico improved $4 million from year-ago results as favorable weather conditions and improved water supply resulted in increased unit sales. Increased selling price per unit also favorably impacted current year results.

Volume and price increases in several countries within Asia, Africa, and the Middle East improved this region's current year operating results $3 million. Markets within this geography continue to expand and the Company is well positioned to benefit from that growth.

Soybean Seed
Soybean seed is the Company's second largest product in terms of revenue and operating income. Current year soybean operating income improved $11 million, or 69 percent, over year ago results. The primary drivers for operating income
-market size, market share, and price - had positive impacts on soybean operations.

North American Soybean Unit Sales (in millions)

                                    1997             1996              1995
                                    ----             ----              ----

                                    13.511           11.345            10.961

North American Soybean Acreage  (in millions)

                                    1997             1996              1995
                                    ----             ----              ----

                                    73.5             66.4              64.6

Estimated North American Soybean Market Share

                                    1997             1996              1995
                                    ----             ----              ----

                                    18.1%            17.2%             17.5%


North America accounts for approximately 98 percent of worldwide soybean unit sales. Unit sales in North America increased 19 percent, or approximately 2.2 million units, over 1996 levels as a result of increased acreage and improved market share. Favorable commodity prices drove an 11 percent increase in acres planted to soybeans in the current year. Continued strong product performance and the demand for glyphosate-resistant varieties contributed to market share gains.

Net margin in North America improved approximately $.60 per unit from a year ago despite higher commodity costs. An increase in list prices for the current year, combined with the sales price effect of glyphosate-resistant products that are sold at a premium, more than offset the increase in unit costs.

The demand for glyphosate-resistant products in North America was strong in 1997. The Company's current year unit sales of these products totaled 2.3 million units, or approximately 17 percent of total soybean unit sales, compared to unit sales of less than 100,000 in 1996.


Other Products
Other products' current year operating results improved $14 million over those recorded a year earlier. Current year comparisons were affected by the elimination of prior year losses from the sale of our vegetable products line and liquidation of our specialty oils inventory in 1996 not present in 1997, which combined to improve current-year operating results $7 million over 1996 levels. Operating income for canola products in 1997 improved $3 million from last year's results due to increased acreage and higher market share. Microbial product results improved $2 million for the year on strong performance of premium inoculant products. Annual results for alfalfa, sorghum, and miscellaneous other seed products in total improved $5 million from a year ago, as well. Decreased current year wheat sales in North America, the result of reduced acreage, lowered operating income $3 million from 1996 levels.


Other Products Net Sales and Combined Product Line Operating Income (Loss)

                                                   Increase                                     Increase
                                1997               (Decrease)                   1996            (Decrease)                    1995
----------------------------------------------------------------------------------------------------------------------------------
(In millions)

NET SALES:
    Alfalfa..............  $      45        $      13         40.6%        $      32      $      --         --           $      32
    Sorghum..............         36                5         16.1%               31              5       19.2   %              26
    Wheat................         20               (5)       (20.0)%              25              7       38.9   %              18
    Sunflower............         24                2          9.1%               22              3       15.8   %              19
    Microbial products...         30                2          7.1%               28              1        3.7   %              27
    Developing products..         36               (6)       (14.3)%              42              4       10.5   %              38
                               -----          -------       -------          -------        --------                        ------
Total net sales..........  $     191        $      11          6.1%        $     180      $      20       12.5   %       $     160
                              ======          ========      =======          ========       ========      =====            ========

Total combined
    operating income
    (loss)...............  $      11        $      14                      $      (3)     $      12                      $     (15)
                            ========         ========                       ========       ========                       ========


These products provide the sales organization a full line of seed products, significantly aiding in the sale of higher-margin products. In addition, the opportunity for some of these product lines to generate greater levels of operating income in the near term are promising.

Corporate and Other Items
Current year indirect general and administrative expenses, which totaled $77 million, were similar to those recorded a year earlier. Increased general costs and higher legal expenses, resulting from technology claims and disputes, were offset by the one-time effect of adopting FAS116 "Accounting for Contributions Made and Contributions Received" during 1996, not present in the current year.

Net financial income increased $3 million from what was recorded a year earlier. The retirement of the medium-term note program in February 1996, combined with a lower average level of short-term borrowing in the current year, reduced current year interest expense $3 million. A current year gain from the sale of one million shares of Mycogen Corporation stock improved net financial income $7 million, however, this was offset almost entirely by an increase in recorded net exchange losses, principally due to the strengthening of the U.S. dollar against European currencies.

The decrease in the effective tax rate from 36 percent in 1996 to 34 percent in 1997 was primarily attributable to the Company's operations outside the United States. The Company's effective tax rate will vary based on the mix of earnings and tax rates from the various countries in which it operates. Higher earnings from our North American seed business may put upward pressure on the effective tax rate in future years.

Year Ended August 31, 1996, Compared to the Year Ended August, 31, 1995

Hybrid Seed Corn In 1996, seed corn operating income improved $51 million, or 14 percent, over 1995. Operations within North America accounted for $20 million of the increase. European operations improved $25 million over 1995, with Latin America and Asia accounting for virtually all of the remaining improvement.

Higher seed corn unit sales were the primary factor contributing to the 1996 North American improvement, principally the result of an increase in market size. Corn acreage in 1996 increased approximately 11 percent over the prior year. In 1995, government programs reduced the number of corn acres planted. In 1996, no government restrictions and higher commodity prices encouraged the planting of more corn acres. Although overall corn acreage rose in North
America, extremely wet field conditions in the Ohio River Valley region prohibited corn acres from reaching our customers' original planting intentions. Some were forced to switch to soybeans or other crops, which reduced our margin opportunities in that region.

In North America, current year seed corn unit sales increased approximately 1.2 million units, or 11 percent, over the previous year, the result of a world-class Pioneer sales and supply organization meeting the changing needs of customers. Sales of two key hybrids accounted for approximately 28 percent of the Company's 1996 and 1995 North American seed corn hybrid unit sales.

North American operating income was also positively affected by an approximate one percent increase in the average seed corn selling price per unit. A shift by customers to higher-priced, better-performing premium hybrids in 1996 was responsible for the increase. The 1996 list price for all hybrids remained unchanged from 1995.

Higher corn seeding rates and replant units reduced the Company's 1996 seed corn market share to approximately 44 percent. Market share declines occurred in some areas of the Northern Corn Belt after disappointing yields there in 1995. They were partially offset by market share gains in other areas of North America.

Higher seed costs also affected 1996 results. The smaller crop harvested in 1995 compared to 1994 and higher commodity costs increased the average per-unit cost of sales approximately $1.00. Increased provisions for inventory reserves also affected 1996 results. Provisions in 1996 were $2.22 per unit, compared to $1.31 per unit in 1995. The increase in 1996 was the result of reserving inventory for a few particular hybrids and the higher production cost of the 1995 seed crop.

Operations in the Company's European region and Latin America also played a significant role in the increase in 1996 seed corn operating income.

Record unit sales of corn grain hybrids across all of Southern Europe accounted for virtually the entire increase in European operating income in 1996. Increased market size and market share in Spain and increased market share and price in Italy and Greece were the significant factors contributing to this improvement.

Latin American operations improved, principally the result of increased market size in Argentina due to a strong commodity price within the country.

Worldwide research and product development expenses for corn in 1996 totaled $90 million, a three percent increase over 1995, as the Company continued its emphasis on developing improved products for customers. The increase was due to the expansion of biotechnology projects, research collaborations, and trait and technology development.

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

Soybean Seed
Operations in North America accounted for virtually all of the 1996 worldwide soybean seed operating income. Growth of this product line continued in 1996 resulting in an increase in operating income totaling $5 million, a 44 percent increase in North American operating income over 1995.

Unit sales in North America for 1996 increased three percent, to 11.3 million units, the result of increased acreage. List prices in 1996 increased the average per-unit sales price, however, higher per-unit cost of sales, the result of higher commodity costs, offset most of the sales price improvement.

Other Products
Other product's operating results for 1996 improved $12 million over the prior year, primarily the result of increased North American wheat acreage and increased North American sorghum acreage and price.

Corporate and Other Items
Indirect general and administrative expenses increased $3 million, or four percent, in 1996. Higher incentive compensation costs were partially offset by decreases in several expense categories resulting from active fixed cost management.

Translation gains in Mexico recorded in 1995 not matched by the same or similar items in 1996 accounted for virtually all of the $4 million change in net financial income.

The effective tax rate of 36 percent for 1996 was substantially unchanged from the 36.5 percent effective tax rate for 1995.


Liquidity and Capital Resources
Due to the seasonal nature of the agricultural seed business, the Company generates most of its cash from operations during the second and third quarters of the fiscal year. Cash generated during this time is used to pay commercial paper borrowings and accounts payable, which are the Company's primary sources of credit during the first and fourth quarters of the fiscal year. Any excess funds available are invested, primarily in short-term commercial paper.

Historically, the Company has financed growth through earnings. Cash provided by operating activities was $176 million in 1997, compared to $389 million and $140 million in 1996 and 1995, respectively. The effect on cash provided by operating activities of building inventory levels and inventory liquidation have the greatest impact on the Company in any given year. Excluding this effect, cash provided by operating activities was $248 million in 1997, compared to $346 million and $208 million in 1996 and 1995, respectively.

Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at August 31, 1997, totaled $91 million, a $78 million increase from 1996 and $33 million higher than 1995. Additional current year financing to international subsidiaries, funding for research collaborations, and license agreement payments contributed to higher levels of short-term borrowings in 1997. Increased sales in 1996 allowed for lower levels of borrowing during that period. In 1997, short-term borrowings peaked at $250 million compared to $238 and $217 million in 1996 and 1995, respectively.

In 1997, short-term domestic investments peaked at $242 million compared to $234 million and $257 million in 1996 and 1995, respectively. Short-term investments are made through a limited number of reputable institutions after evaluation of their investment procedures and credit quality. Pioneer invests in only high-quality, short-term securities, primarily commercial paper. Individual securities must meet credit quality standards, and the portfolios are monitored to ensure diversification among issuers.

Fiscal 1997 and 1998 Available Domestic Lines of Credit (in millions)

                                    1st Quarter      2nd Quarter       3rd Quarter      4th Quarter

     Revolving                      $    200         $      200        $      200       $      200
     Seasonal                            100                100                --               --
                                     -------         ----------        ----------       ----------
     Total                          $    300         $      300        $      200       $      200
                                     =======          =========         =========        =========

The Company believes the domestic lines of credit available in 1998 are sufficient to meet domestic borrowing needs. Revolving line of credit agreements expire August, 2001. The Company also has a seasonal revolving credit facility to meet peak borrowing needs, which expires August, 1998.

At year end, cash and cash equivalents totaled $97 million, down from $99 million at August 31, 1996. It is the Company's policy to repatriate excess funds outside the U.S. not required for operating capital or to fund asset purchases.

Capital expenditures, including business and technology investments, were $151 million in 1997 compared to $164 million in 1996 and $86 million in 1995. Fiscal 1997 and 1996 expenditures were higher than 1995 principally due to costs associated with expanding production capacity and additional technology acquisitions and research collaborations. Capital expenditures for 1998 are expected to be approximately $160 million to $170 million and are expected to be funded through earnings.

The quarterly dividend paid in July of 1997 increased to $.26 per share, up 13 percent from the $.23 per-share dividend paid the prior four quarters. The
Company's dividend policy is to annually pay out 40 percent of a four-year rolling average of earnings.

Annual Dividend Paid (in millions)

                                    1997             1996              1995
                                    ----             ----              ----

                                    $ 79             $ 69              $ 60

During 1997, the Company repurchased 369,000 shares of its stock under a Board authorized repurchase plan at a total cost of $25 million. At August 31, 1997, authorized shares remaining to be purchased under the plan totaled 2.1 million.

Alliance  With DuPont
In August, 1997, the Company and E.I. du Pont de Nemours and Coompany (DuPont) entered into an agreement that creates one of the world' s largest private agricultural research and development collaborations. The agreement was finalized in September, 1997. The companies also formed a joint venture that will market improved quality traits that will increase the value of crops for livestock feeders, grain processors, and other end users. The joint venture will not sell seed. Pioneer will be the preferred worldwide provider and marketer of quality trait seed for the joint venture. Contribution of tangible assets or cash to the joint venture are not expected to materially impact the financial condition or results of operation of the Company in the near future.

DuPont also acquired a 20 percent interest in Pioneer through the purchase of preferred voting shares for $1.7 billion. Pioneer used a portion of the proceeds from the DuPont investment to purchase 20 percent of our outstanding shares through a Dutch auction self-tender. The Company purchased the shares at $92.50 per share, and when combined with all other costs associated with the transaction, will have approximately $180 million available for corporate purposes.

The agreement, among other things, includes a standstill provision that prohibits DuPont from increasing its ownership share in Pioneer for 16 years without the consent of Pioneer. DuPont also gained two of the 15 seats on the Pioneer board of directors.

Market Risks
The Company uses derivative instruments to manage risks associated with its grower compensation costs and foreign-currency-based transactions.

The Company uses derivative instruments such as commodity futures and options to hedge the commodity risk involved in compensating growers. Pioneer contracts with independent growers to produce the Company's finished seed inventory. Contracts with growers generally allow them to settle with Pioneer for the market price of grain for a period of time following harvest. It is the Company's policy to hedge commodity risk prior to setting the retail price of seed. The hedge gains or losses are accounted for as inventory costs and expensed as cost of goods sold when the associated crop inventory is sold. At August 31, 1997, the net unrealized loss on these contracts for corn and soybeans totaled $4 million. A ten percent change in the market price would impact these net unrealized losses by approximately $4 million. The contract volumes at year end depend upon the acreage contracted with growers, the crop yield, the percentage growers have marketed to Pioneer, and the percentage of crop hedged by the Company. Since these positions are a hedge to inventory costs, any change in the cost of these positions is offset by an opposite change in inventory costs.

The Company uses derivative instruments such as forward exchange contracts, purchased options, and cross currency swaps to hedge foreign-currency-denominated transactions such as exports, contractual flows, and royalty payments. While derivative hedge instruments are subject to price fluctuations from exchange and interest rate movements, the Company expects these price changes to generally be offset by changes in the U.S. dollar value of foreign sales and cash flows. Therefore, hedging gains and losses are matched with the costs of the underlying exposures and accounted for in inventory, sales, or net financial costs. At August 31, 1997, net unrealized gains from foreign-currency hedge contracts totaled $4 million. A ten percent change in exchange rates would impact these net unrealized gains by approximately $24 million.

The Company does not trade in commodity-based or financial instruments with the objective of earning financial gain on rate or price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

Effects of Inflation
Inflation typically is not a major factor in the Company's operations. The cost of seed products is largely influenced by seed field yields and commodity prices, which are not impacted by inflation. Costs normally impacted by inflation wages, transportation, and energy - are a relatively small part of the total operations.

APPENDIX TO ANNUAL REPORT TO SHAREHOLDERS


The table titled "North American Soybean Unit Sales" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph

The table titled "North American Soybean Acreage" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph

The table titled "Estimated North American Soybean Market Share" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph

The table titled "Fiscal 1997 and 1998 Available Domestic Lines of Credit" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph

The table titled "Annual Dividends Paid" appears in the Management Discussion and Analysis of the Annual Report to Shareholders in the form of a bar graph

INDEPENDENT AUDITORS' REPORT

To the Shareholders
Pioneer Hi-Bred International, Inc.:


We have audited the accompanying consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Hi-Bred
International, Inc. and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP


Des Moines, Iowa
October 3, 1997



CONSOLIDATED STATEMENTS OF INCOME

                                            Years Ended August 31,          1997                 1996                  1995
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)

Net sales.........................................................     $   1,784             $  1,721              $  1,532
                                                                        --------              -------               -------

Operating costs and expenses:
     Cost of goods sold...........................................     $     771             $    727              $    642
     Research and product development.............................           146                  136                   130
     Selling......................................................           374                  382                   354
     General and administrative...................................           130                  129                   126
                                                                        --------              -------               -------
                                                                       $   1,421             $  1,374              $  1,252
                                                                        --------              -------               -------

     Operating income.............................................     $     363             $    347              $    280

Investment income.................................................            22                   22                    23
Interest expense..................................................            (8)                 (11)                  (13)
Net exchange and other gains (losses).............................            (4)                  (4)                    1
                                                                         -------              -------               -------

     Income before items below....................................     $     373             $    354              $    291

Provision for income taxes........................................          (127)                (127)                 (106)
Minority interest and other.......................................            (3)                  (4)                   (2)
                                                                        --------              -------               -------

     Net income...................................................     $     243             $    223              $    183
                                                                        ========              =======               =======

Net income per common share.......................................     $    2.95             $   2.68              $   2.16
                                                                        ========              =======               =======

Average shares outstanding........................................          82.3                 83.2                  84.5


See Notes to Consolidated Financial Statements.


 .


CONSOLIDATED BALANCE SHEETS

ASSETS                                                     August 31,         1997                    1996
---------------------------------------------------------------------------------------------------------------------------
(In millions)

CURRENT ASSETS
    Cash and cash equivalents........................................    $      97               $      99
    Receivables:
        Trade........................................................          256                     208
        Other........................................................           45                      35
    Inventories......................................................          440                     382
    Deferred income taxes............................................           57                      58
    Other current assets.............................................            6                       2
                                                                          --------                --------


        Total current assets.........................................    $     901               $     784
                                                                          --------                --------


LONG-TERM ASSETS.....................................................    $      93               $      81
                                                                          --------                --------


PROPERTY AND EQUIPMENT
    Land and land improvements.......................................    $      64               $      63
    Buildings........................................................          377                     354
    Machinery and equipment..........................................          539                     512
    Construction in progress.........................................           60                      56
                                                                          --------                --------
                                                                         $   1,040               $     985
    Less accumulated depreciation....................................          495                     475
                                                                          --------                --------
                                                                         $     545               $     510
                                                                          --------                --------


INTANGIBLES..........................................................    $      64               $      47
                                                                          --------                --------

                                                                         $   1,603               $   1,422
                                                                          ========                ========


See Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY                       August 31,         1997                    1996
---------------------------------------------------------------------------------------------------------------------------
(In millions)

CURRENT LIABILITIES
    Short-term borrowings............................................    $      91               $      13
    Current maturities of long-term debt.............................            6                      12
    Accounts payable, trade..........................................           85                      89
    Accrued compensation.............................................           60                      65
    Income taxes payable.............................................           26                      63
    Other............................................................           61                      46
                                                                          --------                --------

        Total current liabilities....................................    $     329               $     288
                                                                          --------                --------


LONG-TERM DEBT.......................................................    $      19               $      25
                                                                          --------                --------

DEFERRED ITEMS
    Retirement benefits..............................................    $      80               $      68
    Income taxes.....................................................           20                      16
                                                                         ---------               ---------
                                                                         $     100               $      84
                                                                          --------                --------

CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES....................................    $       7               $       7
                                                                          --------                --------

SHAREHOLDERS' EQUITY Capital stock:
        Preferred, authorized 10,000,000 shares; issued none.........    $      --               $      --
        Common, $1 par value; authorized 150,000,000 shares;
          issued 1997 - 92,948,963 shares;
          1996 - 92,693,578 shares...................................           93                      93
    Additional paid-in capital.......................................           43                      23
    Retained earnings................................................        1,436                   1,272
    Unrealized gain on available-for-sale securities, net............           19                      11
    Cumulative translation adjustment................................          (26)                     (3)
                                                                          --------                --------
                                                                         $   1,565               $   1,396

    Less:
        Cost of common shares acquired for the treasury,
           1997 - 10,726,028 shares; 1996 - 10,304,700 shares........         (393)                   (364)
        Unearned compensation........................................          (24)                    (14)
                                                                          --------                --------

                                                                         $   1,148               $   1,018
                                                                          --------                --------

                                                                         $   1,603               $   1,422
                                                                          ========                ========


See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Years Ended August 31,          1997               1996                  1995
------------------------------------------------------------------------------------------------------------------------------------
(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income...................................................     $     243          $     223             $     183
     Noncash items included in net income:
         Depreciation and amortization ...........................            89                 77                    74
         Provision for doubtful accounts..........................             6                  5                     2
         (Gain) loss on disposal of assets........................            (5)                (4)                    1
         Other noncash items, net.................................             7                  1                     6
     Change in assets and liabilities, net:
         Receivables..............................................           (77)               (46)                  (20)
         Inventories..............................................           (72)                43                   (68)
         Accounts payable and accrued expenses....................            (4)                61                   (39)
         Income taxes payable ....................................           (38)                40                    (8)
         Other assets and liabilities.............................            27                (11)                    9
                                                                        --------            -------               -------

         Net cash provided by operating activities................     $     176          $     389             $     140
                                                                        --------           --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of assets.................................     $      29          $      15             $       6
     Capital expenditures.........................................          (127)              (116)                  (86)
     Technology investments.......................................           (24)               (48)                   --
     Other, net...................................................            (7)                 5                    (2)
                                                                        --------            -------               -------

         Net cash used in investing activities....................     $    (129)         $    (144)            $     (82)
                                                                        --------          ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net short-term borrowings (payments).........................     $      81          $     (42)            $      45
     Proceeds from long-term borrowings...........................            --                  1                     5
     Principal payments on long-term borrowings...................           (11)               (55)                   (2)
     Purchase of common stock.....................................           (25)               (62)                 (100)
     Cash dividends paid..........................................           (79)               (69)                  (60)
                                                                        --------            -------               -------

         Net cash used in financing activities....................     $     (34)         $    (227)            $    (112)
                                                                        --------           --------              --------

Effect of foreign currency exchange rate
     changes on cash and cash equivalents.........................     $     (15)         $      (3)            $       3
                                                                        --------           --------              --------

         Net increase (decrease) in cash and
         cash equivalents.........................................     $      (2)         $      15             $     (51)
Cash and cash equivalents, beginning..............................            99                 84                   135
                                                                        --------            -------               -------

CASH AND CASH EQUIVALENTS, ENDING.................................     $      97          $      99             $      84
                                                                        ========           ========              ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash payments:
         Interest.................................................     $       7          $      14             $      13
         Income taxes ............................................     $     158          $      93             $     117
     Noncash investing and financing activities:
         Technology investments acquired by the issuance
         of long-term debt and the assumption of liabilities......     $      10          $      20             $      --

See Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   Years Ended August 31,         1997                1996                1995
------------------------------------------------------------------------------------------------------------------------------------
(In millions)

COMMON STOCK
    Balance, beginning...................................................    $      93           $      93           $      93
        Issuance in 1997 of 255,385 common shares for restricted
           stock plan....................................................           --                  --                  --
                                                                              --------            --------            --------
    Balance ending.......................................................    $      93           $      93           $      93
                                                                              --------            --------            --------
ADDITIONAL PAID-IN CAPITAL
    Balance, beginning...................................................    $      23           $      18           $      15
        Common stock issued from treasury for restricted stock
           plan..........................................................           18                   3                   1
        Tax benefits related to restricted stock plan....................            2                   2                   2
                                                                              --------            --------            --------
    Balance, ending......................................................    $      43           $      23           $      18
                                                                              --------            --------            --------

RETAINED EARNINGS
    Balance, beginning...................................................    $   1,272           $   1,118           $     995
        Net income.......................................................          243                 223                 183
        Cash dividends on common stock (1997 - $.95 per share;
          1996 - $.83 per share; 1995 - $.71 per share)..................          (79)                (69)                (60)
                                                                              --------            --------            --------
    Balance, ending......................................................    $   1,436           $   1,272           $   1,118
                                                                              --------            --------            --------

UNREALIZED GAIN ON AVAILABLE-FOR-SALE
    SECURITIES, NET
    Balance, beginning...................................................    $      11           $      --           $      --
        Current unrealized gain..........................................            8                  11                  --
                                                                              --------            --------            --------
    Balance, ending......................................................    $      19           $      11           $      --
                                                                              --------            --------            --------

CUMULATIVE TRANSLATION ADJUSTMENT
    Balance, beginning...................................................    $      (3)          $       1           $      (3)
        Current translation adjustment...................................          (23)                 (4)                  4
                                                                              --------            --------            --------
    Balance, ending......................................................    $     (26)          $      (3)          $       1
                                                                              --------            --------            --------

TREASURY STOCK
    Balance, beginning...................................................    $    (364)          $    (303)          $    (207)
        Purchase of common stock for the treasury (1997 - 369,000........
           shares 1996 -1,148,900; shares; 1995 - 2,844,209
           shares).......................................................          (25)                (62)               (100)
        Common stock issued from (acquired for) the treasury:
               For restricted stock plan (1997 - 17,522 shares;
                  1996 - 130,359 shares; 1995 - 226,088 shares)                      -                   4                   7
               From restricted stock forfeitures and stock used to
                  satisfy withholding taxes (1997 - 69,850 shares;
                  1996 - 79,410 shares; 1995 - 109,539 shares)...........           (4)                 (3)                 (3)
                                                                              --------            --------             -------
    Balance, ending......................................................    $    (393)          $    (364)          $    (303)
                                                                              --------            --------            --------

UNEARNED COMPENSATION
    Balance, beginning...................................................    $     (14)          $     (14)          $     (12)
        Net additions of common stock to restricted stock plan...........          (18)                 (6)                 (8)
        Amortization of unearned compensation............................            8                   6                   6
                                                                              --------            --------            --------
    Balance, ending......................................................    $     (24)          $     (14)          $     (14)
                                                                              --------            --------            --------

TOTAL SHAREHOLDERS' EQUITY AT YEAR END...................................    $   1,148           $   1,018           $     913
                                                                              ========            ========            ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.       Nature of Business and Significant Accounting Policies

              Nature of business:

                  The Company's business is the broad application of the science of genetics. Pioneer was founded in 1926 to apply newly discovered genetic techniques to hybridize corn. Today, the Company develops, produces, and markets hybrids of corn, sorghum, and sunflowers; varieties of soybeans, alfalfa, wheat, and canola; and microorganisms useful in crop and livestock production. Approximately 90 percent of the Company's total net sales are from the sale of hybrid seed corn and soybean seed primarily within the regions of North America and Europe.

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

              Receivables:

                   Receivables are stated net of an allowance for doubtful accounts of $23 million at August 31, 1997 and 1996.

              Inventories:

                  Inventories are valued at the lower of cost (first-in, first-out method) or market. Independent growers are contracted to produce the Company's finished seed inventory. In accordance with the contract, the Company compensates growers with bushel equivalents that can be marketed to the Company for the market price of grain for a period of time following harvest. The Company uses derivative instruments such as commodity futures and options to hedge the commodity risk involved in compensating growers. It is the Company's policy to hedge commodity risk prior to setting the retail price of seed. The hedge position gains or losses are accounted for as inventory costs and expensed as cost of goods sold when the associated crop inventory is sold.

              Property and equipment:

                  Property and equipment is recorded at cost, net of an allowance for loss on plant closings of $4 million and $9 million at August 31, 1997 and 1996, respectively.

                  Depreciation is computed primarily by the straight-line method over estimated service lives of two to forty years.

                  Long-term assets:

                  Certain long-term assets were classified as available-for-sale securities. Available for-sale securities held at August 31, 1997, consisted of an equity security with a cost basis of $20 million and an unrealized gain of $30 million. Available-for-sale securities held at August 31, 1996, consisted of an equity security with a cost basis of $30 million and an unrealized gain of $17 million. During 1997, the Company sold part of the equity security for $17 million, resulting in a gain on sale of $7 million.

                  It was not practicable to estimate the fair value of the Company's other equity security investments. As a result, these investments are carried at their original cost basis of approximately $8 million.

              Intangibles:

                  Intangible assets are stated at amortized cost and are amortized by the straight-line method over one-to twenty-year periods, with the weighted-average amortization period approximating eight years for the year ended August 31, 1997. Accumulated amortization of $38 million and $28 million at August 31, 1997 and 1996, respectively, have been netted against these assets.

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

                  The Company uses a combination of derivative instruments such as forward exchange contracts, purchased options, and cross currency swaps to hedge future firm commitments such as exports, contractual flows, and royalties. While derivative hedge instruments are subject to price fluctuations from exchange and interest rate movements, these price changes would generally be offset by changes in the U.S. dollar value of foreign sales and cash flows. Therefore, hedging gains and losses on existing foreign-denominated payables or receivables are included in other assets or liabilities and are recognized in net exchange gain (loss) in conjunction with the revaluation of the foreign-currency-denominated transaction. Unrealized gains and losses related to qualifying hedges of firm sales and purchase commitments are deferred and recognized in income when the future sales or purchases are recognized, or immediately if the commitment is canceled. Option premiums paid are amortized to income over the life of the contract.

              Income taxes:

                  Income  taxes are  computed in  accordance  with SFAS No. 109.
                  Deferred income taxes have been provided on temporary differences in the financial statement and income tax bases of certain assets and liabilities.

                  Deferred   income   taxes  have  not  been   provided  on  the
                  undistributed earnings or the cumulative translation adjustment of the foreign subsidiaries to the extent the Company intends to reinvest such undistributed earnings indefinitely or to repatriate them only to the extent that no additional income tax liability is created. The cumulative amount of the undistributed net income and translation adjustment of such subsidiaries is approximately $161 million at August 31, 1997. The Company files consolidated U.S. federal income tax returns with its domestic subsidiaries; therefore, no deferred income taxes have been provided on the undistributed earnings of those subsidiaries.

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

              Other postretirement benefits:

                  The Company sponsors a health care plan and a life insurance plan which provide benefits to eligible retirees. The Company's contribution is based on age and years of service at retirement. The health insurance plan contains the cost-sharing features of coinsurance and/or deductibles. The life insurance plan is paid for by the Company. Benefits under both plans are based on eligibility status for pension and length of service. Substantially all of the Company's U.S. and Canadian full-time employees may become eligible for these benefits upon reaching age 55 and having worked for the Company at least five years.

              Deferred  executive   compensation  and  supplemental   retirement
              benefit plans:

                  The estimated liability for the deferred executive compensation and supplemental retirement benefit plans is being accrued over the expected remaining years of active employment.

              Restricted stock and stock option plans:

                  The Company has restricted stock plans and a non-qualified stock option plan. The Company amortizes as compensation expense the cost of stock acquired for the restricted stock plans by the straight-line method over three- and five-year restriction periods. No compensation expense is recorded under the non-qualified stock option plan.

                  In 1997 the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," as required for disclosure purposes only. The Company will continue applying the accounting treatment prescribed by the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures as if SFAS No. 123 were adopted for all stock-based compensation plans have been provided.

              Other:

               During fiscal 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The adoption of SFAS No. 128 is not expected to have a significant impact on the Company's financial statements.


Note 2.       Inventories

              The composition of inventories is as follows:

                                    August 31,         1997               1996
--------------------------------------------------------------------------------
               (In millions)
              Finished seed...................    $     245           $    209
              Unfinished seed.................          186                163
              Supplies and other..............            9                 10
                                                    --------            -------
                                                  $     440           $    382
                                                    ========            =======


              Unfinished seed represents the cost of parent seed, detasseling and roguing labor, and certain other production costs incurred by the Company to produce its seed supply. Much of the balance of the labor, equipment, and production costs associated with planting, growing, and harvesting the seed is supplied by independent growers, who contract specific acreage for the production of seed for the Company. The compensation of the independent growers is determined based upon yield, contracted acreage, and commodity prices. The commitment for grower compensation is accrued as seed is delivered to the Company. Accrued grower compensation was $13 million and $11 million at August 31, 1997 and 1996, respectively.

              The Company uses derivative instruments such as commodity futures and options to hedge grower compensation costs. At August 31, 1997 and 1996, the Company had futures contracts with brokers on notional quantities amounting to 32 million bushels and 17 million bushels, respectively for corn, and 6 million bushels each year for soybeans. At August 31, 1997, unrealized losses on all open contracts were $4 million.


Note 3.       Current Borrowings, Lines of Credit, Long-Term Debt, and
              Guarantees

              At August 31, 1997, the Company had domestic lines of credit totaling $200 million available to be used as support for the issuance of the Company's commercial paper. Commercial paper outstanding at August 31, 1997, was $63 million at a weighted-average interest rate of 5.6 percent. There was no commercial paper outstanding at August 31, 1996.

              In addition, the Company's foreign subsidiaries have lines of credit and direct borrowing agreements totaling $37 million, substantially all of which are unsecured. At August 31, 1997, short-term borrowings of $28 million were outstanding under foreign subsidiary agreements at a weighted-average interest rate of 13.3 percent. At August 31, 1996, short-term borrowings of $13 million were outstanding under these agreements at a weighted-average interest rate of 8.9 percent

              Long-term debt at August 31, 1997, bears interest at varying rates and requires annual principal payments through fiscal 2011. The maturities of long-term debt for the next five fiscal years, in millions, are as follows: $6, $15, $0.4, $1, and $0.2.

              The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At August 31, 1997, such guarantees totaled approximately $23 million.


Note 4.       Income Taxes

              The provision for income taxes is based on income before income taxes as follows:

                                            Years Ended August 31,          1997               1996                1995
------------------------------------------------------------------------------------------------------------------------------------
              (In millions)


              United States.......................................     $     308          $     266           $     198
              Foreign.............................................            65                 88                  93
                                                                        --------            -------            --------
                                                                       $     373          $     354           $     291
                                                                        ========           ========            ========




              The provision for income taxes is composed of the following components:


                                           Years Ended August 31,          1997               1996                1995
------------------------------------------------------------------------------------------------------------------------------------
              (In millions)

              Current:
                  Federal.........................................     $      80          $      83           $      59
                  State...........................................             9                 11                  10
                  Foreign.........................................            31                 44                  36
                                                                        --------            -------            --------
                                                                       $     120          $     138           $     105
                                                                        --------           --------            --------
              Deferred:
                  Federal.........................................     $       8          $      (9)          $       4
                  State...........................................             1                 (1)                  -
                  Foreign.........................................            (2)                (1)                 (3)
                                                                        --------            -------            --------
                                                                       $       7          $     (11)          $       1
                                                                        --------           --------            --------
                                                                       $     127           $    127           $     106
                                                                        ========           ========             ========


              The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 1997 and 1996, are presented below:

                                                             August 31,         1997                1996
-------------------------------------------------------------------------------------------------------------------------
              (In millions)

              Deferred tax assets:
                  Allowance for doubtful accounts......................    $       6           $       6
                  Inventories..........................................           29                  33
                  Benefits/compensation................................           40                  35
                  Deferred profit......................................            9                   8
                  Nondeductible reserves...............................            9                   8
                  Net operating loss carryforwards.....................            6                   5
                  Other................................................           11                   7
                                                                            --------            --------
                      Total gross deferred tax asset...................    $     110           $     102
                      Less valuation allowance.........................           (8)                (8)
                                                                           ---------           --------
                      Total deferred tax asset.........................    $     102           $      94
                                                                            --------            --------
              Deferred tax liabilities:
                  Property and equipment...............................    $     (55)          $     (46)
                  Unrealized gain on available-for-sale securities.....          (10)                 (6)
                                                                            ---------           ---------
                      Total deferred tax liability.....................    $     (65)          $     (52)
                                                                            --------            --------
                      Net deferred tax asset...........................    $      37           $      42
                                                                            ========            ========


              The net operating loss carryforwards result from various international subsidiaries. The expiration of these net operating losses range from 1998 to indefinite. Utilization of these losses is dependent upon earnings generated in the respective subsidiaries. A valuation allowance for the losses and certain other items has been set up where appropriate.

              There was no change in the total valuation allowance for the year ended August 31, 1997. The net change in the total valuation allowance for the year ended August 31, 1996, was a decrease of $3 million.

              Following is a reconciliation of the statutory U.S. Federal income tax rate to the Company's actual worldwide effective income tax rate:

                                                     Years Ended August 31,     1997             1996              1995
------------------------------------------------------------------------------------------------------------------------------------

              Statutory U.S. Federal income tax rate.......................     35.0 %           35.0 %            35.0 %
              State income taxes, net of Federal income tax benefit........      1.8              1.8               2.4
              Effect of taxes on foreign earnings..........................     (1.5)              --              (0.9)
              Foreign Sales Corporation....................................     (1.4)            (0.5)             (0.7)
              Other........................................................      0.1             (0.3)              0.7
                                                                                ----             ----              ----
                  Actual effective income tax rate.........................     34.0 %           36.0 %            36.5 %


                                                                                =====            ====              ====

Note 5.       Pension Plans and Other Postretirement Benefits

              Qualified pension plans:

              The components of pension expense relating to qualified defined benefit pension plans for the years ended August 31, 1997, 1996, and 1995, consisted of the following:

                                                                                1997             1996              1995
              (In millions)


              Service cost ............................................    $       8           $    7              $  7
              Interest cost on projected benefit obligation ...........           12               11                11
              Actual return on plan assets.............................          (16)             (14)              (12)
              Net amortization and deferral ...........................           (1)              (1)               (1)
                                                                            --------            -----               ---
                  Pension expense .....................................    $       3           $    3              $  5
                                                                            ========            =====               ===


              The following table sets forth the plans' funded status as of June 30, 1997 and 1996, respectively:

                                                                                          1997                1996
------------------------------------------------------------------------------------------------------------------------------------
              (In millions)

              Actuarial present value of benefit obligations:
                  Vested benefit obligation ......................................    $     121           $     101
                                                                                       ========            ========
                  Accumulated benefit obligation..................................    $     129           $     108
                                                                                       ========            ========
              Plan assets at fair value, primarily stocks and bonds...............    $     214           $     179
              Projected benefit obligation........................................          187                 153
                                                                                       --------            --------
              Plan assets in excess of projected benefit obligation ..............    $      27           $      26
              Unrecognized net gain ..............................................          (16)                (11)
              Unrecognized prior service cost.....................................            2                   2
              Unrecognized transition asset, net (recognized over 16 years) ......           (7)                 (8)
                                                                                       --------            --------
                  Pension asset...................................................    $       6           $       9
                                                                                       ========            ========

              Plan assets include common stock of the Company totaling $21 million and $14 million at June 30, 1997 and 1996, respectively.

              In determining the present value of benefit obligations, a discount rate of 8 percent was used in 1997 and 1996. The expected long-term rate of return on plan assets was 9 percent and the assumed rate of increase in compensation levels was 6.5 percent in both years.

              Non-qualified pension plans:

              The components of pension expense relating to non-qualified pension plans for the years ended August 31, 1997, 1996, and 1995, consisted of the following:

                                                                                1997                1996               1995
------------------------------------------------------------------------------------------------------------------------------------
              (In millions)

              Service cost.............................................    $       2           $       1           $      2
              Interest cost on projected benefit obligation............            3                   3                  3
              Net amortization and deferral............................            1                   1                  1
                                                                            --------            --------            -------
                  Pension expense......................................    $       6           $       5           $      6
                                                                            ========            ========            =======


              The following table sets forth the plans' funded status as of August 31, 1997 and 1996, respectively:

                                                                                1997                1996
------------------------------------------------------------------------------------------------------------------------
              (In millions)

              Actuarial present value of benefit obligations:
                  Vested benefit obligation............................    $      17           $      16
                                                                            ========            ========
                  Accumulated benefit obligation.......................    $      17           $      16
                                                                            ========            ========

              Plans' assets at fair value..............................    $      --           $      --
              Projected benefit obligation.............................           50                  37
                                                                            --------            --------
              Plans' assets less than projected benefit
                obligation.............................................    $     (50)          $     (37)
              Unrecognized net loss....................................           13                   4
              Unrecognized prior service cost..........................           11                  11
              Unrecognized transition asset, net.......................            1                   1
                                                                            --------            --------
                  Accrued pension liabilities..........................    $     (25)          $     (21)
                                                                            ========            ========


              In determining the present value of benefit obligations, a discount rate of 8 percent was used in 1997 and 1996. The assumed rate of increase in compensation levels used was 8 percent in both years.

              Other postretirement benefit plans:

              The components of postretirement benefits cost expensed for the years ended August 31, 1997, 1996, and 1995, consisted of the following:

                                                                                    1997              1996             1995
------------------------------------------------------------------------------------------------------------------------------------
              (In millions)


              Service cost -- benefits earned during the year..............     $      2         $       2         $      2
              Interest cost on accumulated postretirement benefit
                obligation.................................................            3                 3                2
              Return on assets.............................................           --                --               --
              Net amortization and deferral................................           --                --               --
                                                                                 -------          --------          -------
                  Other postretirement benefits cost.......................     $      5         $       5         $      4

                                                                                 =======          ========          =======

              The following table sets forth the plans' funded status as of August 31, 1997 and 1996, respectively:

                                                                                         1997               1996
----------------------------------------------------------------------------------------------------------------------------------
              (In millions)

              Accumulated postretirement benefit obligation:

              Retirees..........................................................    $     (15)          $    (12)
              Other fully eligible plans' participants..........................          (10)                (8)
              Other active plans' participants..................................          (23)               (20)
                                                                                     ---------           -------
                                                                                    $     (48)          $    (40)
              Plans' assets at fair value.......................................           --                 --
                                                                                     --------            -------
              Accumulated postretirement benefit obligation in excess of
                plans' assets...................................................    $     (48)          $    (40)
              Unrecognized prior service cost...................................           (2)                (1)
              Unrecognized net loss.............................................            7                  1
                                                                                     --------            -------
                  Accrued postretirement benefits cost..........................    $     (43)          $    (40)
                                                                                     =========           =======


              For 1997 and 1996, the discount rate used in determining the accumulated postretirement benefit obligation was 8 percent. A 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997. This rate was assumed to decrease gradually to 5.5 percent in year 2004 and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of August 31, 1997, by approximately $8 million and the total of the service and interest cost components of net postretirement health care cost for the year then ended by approximately $1 million.


Note 6.       Legal Matters

              DeKalb Genetics Corporation ("DeKalb") has filed five lawsuits against Pioneer alleging that insect-resistant corn products that use a Bt gene, and corn products resistant to a glufosinate herbicide, infringe on certain DeKalb patents. After reviewing the Company's intellectual property position, all of DeKalb's patent filings, and DeKalb's lawsuits, Pioneer believes DeKalb's claims are without merit. Pioneer has denied DeKalb's allegations and raised defenses that, if successful, would render DeKalb's patents invalid. Pioneer believes that disposition of the lawsuits will not have a materially adverse effect on the consolidated financial position and results of operations of the Company. Pioneer also does not expect delays in the introductions of advanced corn hybrids with insect and herbicide resistance because of these lawsuits.

Note 7.       Financial Instruments

              Foreign exchange:

              The Company uses derivative instruments such as forward exchange contracts, purchased options, and cross currency swaps to hedge foreign-currency-denominated transactions such as exports, contractual flows, and royalty payments. In some countries, these derivative hedge instruments are not available or are cost prohibitive. The exposures in these countries are addressed through managing net asset positions, borrowing in local currency, or investing in U.S. dollars.

              While derivative hedge instruments are subject to risk of loss from exchange and interest rate movements, we expect these changes would generally be offset by changes in the U.S. dollar value of foreign sales and/or cash flows. The Company does not trade these instruments with the objective of earning financial gains on the exchange rate price fluctuations alone, nor does it trade in currencies for which there are no underlying transaction related exposures.

              The notional amounts for contracts in place at August 31, 1997 and 1996, are shown in the following table in U.S. dollars. These contracts generally mature in less than one year.

                                                           August 31,         1997               1996
-----------------------------------------------------------------------------------------------------------------------
              (In millions)

              Forwards...............................................    $     229           $     79
              Options purchased......................................           15                 14
              Swaps..................................................           19                 26
                                                                          --------            -------
                                                                         $     263           $    119
                                                                          ========            =======


              At August 31, 1997, deferred unrealized gains and losses from hedging firm purchase and sale commitments, based on broker quoted prices, were $9 million and $5 million, respectively.


              Credit risk:

              The Company's financial instruments subject to credit risk are primarily trade accounts receivable, cash and cash equivalents, and foreign currency exchange contracts. The Company is exposed to credit risk of nonperformance by counterparties. Generally, the Company does not require collateral or other security to support customer receivables or foreign currency exchange contracts. The counterparties to the Company's derivative hedge instruments are major financial institutions. The Company evaluates the creditworthiness of the counterparties to these instruments and has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

              The Company had the following significant concentrations of trade accounts receivables, and cash and cash equivalents subject to credit risk:

                                    August 31,         1997               1996
--------------------------------------------------------------------------------
              (In millions)

              United States...................    $     151           $    141
              Italy...........................    $      69           $     57
              Brazil..........................    $      19           $     19
              Argentina.......................    $      27           $     11
              Central Europe..................    $      16           $      9


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

              The  fair  value  of  cash  equivalents,  receivables,  short-term
              borrowings,   long-term  debt,  and  foreign  currency   contracts
              approximates carrying value at August 31, 1997.


Note 8.       Capital Stock

              Voting rights:

              Generally, each share of common stock is entitled to five votes per share if the share has been beneficially owned continuously by the same person for a period of 36 consecutive months preceding the record date for the relevant shareholders' meeting. All other shares are entitled to one vote per share.

              Share repurchase:

              At August 31, 1997, authorized shares remaining to be purchased under a Board authorized repurchase plan approximated 2.1 million.

              Restricted stock plans:

              The Company has a restricted stock plan under which shares of the Company's common stock are held by the Company for officers and key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the date of grant other than as a result of retirement, death, or disability. The maximum number of shares authorized for grant under this plan is 1,750,000 shares, of which 258,472 had been granted as of August 31, 1997.

              The Company also has a restricted stock plan under which shares of the Company's common stock are held for non-employee directors of the Company in lieu of cash compensation. The maximum number of shares authorized for grant under this plan is 25,000, of which 14,306 have been granted as of August 31, 1997.

              Stock option plan:

              During 1996, the Company adopted a non-qualified stock option plan. The plan authorizes options covering three million shares of the Company's common stock. Options under the plan become exercisable one-third in each of years three, four, and five from the date of grant. The options expire after ten years from the date of grant. Options are forfeited upon termination for reasons other than retirement, death, or disability.

              The Company applies APB Opinion No. 25 and related interpretations in accounting for the fixed stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's fixed stock option plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:


                                  Years Ended August 31, 1997              1996
--------------------------------------------------------------------------------
              (In millions, except per share amounts)

              Net Income as reported                   $  243           $   223
              Pro forma net income                     $  240           $   221
              Earnings per share as reported           $ 2.95           $  2.68
              Pro forma earnings per share             $ 2.92           $  2.65

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rate of 6.7 percent and 6.4 percent; expected life of 7.5 years each year; expected volatility of 22 percent each year; and dividend yield of 1.4 percent and 1.5 percent.

              A summary of the status of the Company's fixed stock option plan as of August 31, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                        1997                        1996
----------------------------------------------------------------------     --------------------


                                                            Weighted-                  Weighted-
                                                            Average                    Average
                                                            Exercise                   Exercise
                                                Shares      Price          Shares      Price
              Outstanding at beginning

                of year....................    973,000      $      43            -     $       -
              Granted......................     24,000      $      78      973,000     $      43
                                                ------                     -------
              Outstanding at end of year       997,000      $      44      973,000     $      43
                                               =======       ========      =======      ========

              Options exercisable
              at year end.....................       -                           -

              Weighted-average fair
                value of options
                granted during the year....  $    27.47                   $  14.89



              The following table summarizes information about fixed stock options outstanding at August 31, 1997.


                                        Options Outstanding
                                        Number                Weighted-Average
              Weighted-Average          Outstanding           Remaining
              Exercise Price            at 8/31/97            Contractual Life

                 $       43              973,000              8.0 years
                 $       78               24,000              9.8 years

              There are no options exercisable at August 31, 1997.

Note 9.       Geographic Data

              Certain financial information concerning the Company's domestic and foreign operations is as follows:

                                            Years Ended August 31,          1997               1996                1995
------------------------------------------------------------------------------------------------------------------------------------
              (In millions)

              Net sales (by source):
                  United States...................................     $   1,626          $   1,435           $   1,271
                  Europe..........................................           391                387                 349
                  Other...........................................           240                222                 189
                                                                        --------            -------            --------
                                                                       $   2,257          $   2,044           $   1,809
                  Less intergeographical sales, primarily
                      United States...............................           473                323                 277
                                                                        --------            -------            --------
                                                                       $   1,784          $   1,721           $   1,532
                                                                        ========           ========            ========
              Operating income (by source):
                  United States...................................     $     365          $     334           $     269
                  Europe..........................................            49                 56                  53
                  Other...........................................            26                 33                  31
                                                                        --------            -------            --------
                                                                       $     440          $     423           $     353
                  Indirect general and administrative expense.....           (77)               (76)                (73)
                                                                        --------            -------            --------
                                                                       $     363          $     347           $     280
                                                                        ========           ========            ========

              Identifiable assets at August 31:
                  United States...................................     $     843          $     701           $     736
                  Europe..........................................           228                224                 212
                  Other...........................................           322                244                 210
                                                                        --------            -------            --------
                                                                       $   1,393          $   1,169           $   1,158
                  Corporate.......................................           210                253                 135
                                                                        --------            -------            --------
                                                                       $   1,603          $   1,422           $   1,293
                                                                        ========           ========            ========

              Export sales:
                  Primarily Europe................................     $      18          $      20           $      15
                                                                        ========           ========            ========


Note 10.      Unaudited Quarterly Financial Data

              Summarized unaudited quarterly financial data for 1997 is as follows:

              Three Months Ended                     November 30       February 28           May 31           August 31
------------------------------------------------------------------------------------------------------------------------------------
              (In millions, except per share amounts)


              Net sales........................    $      90           $     264          $   1,288           $     142
              Gross profit.....................    $      10           $      94          $     735           $      28
              Net income (loss)................    $     (45)          $      (2)         $     332           $     (42)
              Net income (loss) per
                  common share (1).............    $    (.55)          $    (.02)         $    4.04           $    (.51)
              Cash dividends per
                  common share(1)..............    $     .23            $    .23          $     .23           $     .26

              Summarized unaudited quarterly financial data for 1996 is as follows:

              Three Months Ended                     November 30       February 29           May 31           August 31
------------------------------------------------------------------------------------------------------------------------------------
              (In millions, except per share amounts)

              Net sales........................    $      92           $     281          $   1,168           $     180
              Gross profit.....................    $       8           $     107          $     691           $      52
              Net income (loss)................    $     (49)          $       4          $     303           $     (35)
              Net income (loss) per
                  common share (1).............    $    (.59)          $     .05          $    3.64           $    (.42)
              Cash dividends per
                  common share (1).............    $     .20           $     .20          $     .20           $     .23

              (1) As a result of rounding, the total of the four quarters' earnings and cash dividends per share may not equal the earnings and cash dividends per share for the year.


Note 11.       Subsequent Events

               In September 1997, the Company and E.I. du Pont de Nemours and Company (DuPont) formally completed an agreement that creates one of the world's largest private agricultural research and development collaborations. The companies also formed a joint venture that will market improved quality traits to increase the value of crops for livestock feeders, grain processors, and other end users. The joint venture will not sell seed. Pioneer will be the preferred worldwide provider and marketer of quality trait seed for the joint venture. Contribution of tangible assets or cash to the joint venture are not expected to materially impact the financial condition or results of operation of the Company in the near future.

              DuPont also acquired a 20 percent interest in Pioneer through the purchase of preferred voting shares for $1.7 billion. Pioneer used a portion of the proceeds from the DuPont investment to purchase approximately 20 percent of outstanding shares through a Dutch auction self-tender. The Company purchased the shares at $92.50 per share, and when combined with all other costs associated with the transaction, will have approximately $180 million available for corporate purposes.

              The agreement, among other things, includes a standstill provision that prohibits DuPont from increasing its ownership interest in Pioneer for 16 years without the consent of Pioneer. DuPont also gained two of the 15 seats on the Pioneer board of directors.

RESEARCH AND PRODUCT DEVELOPMENT

The Company's research and product development activities are directed at products with significant market potential. Pioneer believes it possesses the largest single proprietary pool of germplasm in the world from which to develop new hybrid and varietal seed products. The Company's seed research is done through classical plant breeding and biotechnology techniques. Certain of our current products require government approval before commercialization. It is expected a larger number of our future products will also require such government approval.

At August 31, 1997, the Company employed approximately 940 people who directly and indirectly engaged in research and product development activities. Of these, 390 scientists performed research in the agricultural seed area and eight in microbial cultures. Of the 390 scientists performing research in agricultural seeds, 65 are employed outside of North America. During the three fiscal years ended August 31, 1997, the Company expended the following amounts on research and product development:


         Years ended August 31,    1997             1996              1995
--------------------------------------------------------------------------------
(in millions)
Corn....................           $101           $  90            $   87
Soybeans................             14              12                10
Other Products..........             31              34                33
                                 ------             ---               ---
                                 $  146           $ 136              $130
                                    ===             ===               ===

Planned growth in breeding projects, research collaborations, and trait and technology development contributed to the recent increase in research and product development costs.

PROPERTIES

Pioneer owns and operates 22 commercial seed corn conditioning plants in North America. These plants are located in Illinois (4), Indiana (4), Iowa (8), Michigan (1), Nebraska (2), Texas (1), and Ontario, Canada (2).

Seed corn, unlike commercial corn, must be harvested and dried before freezing temperatures limit germination potential. Because of this, seed drying capacity is a critical factor. The dryers at the North American plants have a total capacity of approximately two million bushels and, depending on factors such as seed moisture content, can be filled 11 times before fall weather presents a significant freeze risk.

At normal capacity, the husking and sorting units at the North American plants can handle approximately 55,000 bushels of ear corn per hour. In total, these plants have the capacity to condition approximately 14,000 units per hour. In a normal year, seed conditioning is completed by early February. These plants have the facilities to store approximately 10 million bushels of bulk seed and approximately 16 million units of bagged seed corn, including cold storage for approximately 7 million units.

In North America, conditioning of other commercial Pioneer(R) brand seed is performed in 18 plants, six of which also condition corn. Pioneer also owns interests in 28 commercial production plants in 20 countries outside North America. Parent seed is conditioned at nine locations in North America and at nine locations outside North America. Seven of these facilities also condition commercial Pioneer brand seed.

The Company's plant breeders conduct research at 49 stations in the U.S. and Canada. There are 28 stations which conduct research on corn; four of those conduct research on more than one crop. There are 21 stations which conduct research on seeds other than corn. Two of these stations conduct research on more than one crop. In addition to these research efforts, Pioneer conducts seed research at 42 locations throughout the rest of the world.

In addition to the research stations, approximately 273,000 square feet of laboratory, greenhouse, and office space located in Johnston, Iowa are also devoted to plant breeding, biotechnology, and microbial product research.

Additional production facilities for microbial products are located at Company-owned properties in Johnson, Iowa and Buxtehude, Germany. A livestock nutrition farm, located in Sheldahl, Iowa conducts research for clinical feeding studies, benefiting both the seed business and microbial products.

Pioneer also owns approximately 4,900 acres of agricultural land in the U.S. used primarily for research activities. Of this, approximately 800 acres located in Johnston, Iowa are under commercial and residential development. As properties are developed, they are either sold or retained as equity projects.

Company properties, substantially all of which are owned, were subject to aggregate encumbrances of $1 million on August 31, 1997. The Company believes that all properties, including machinery, equipment, and vehicles, are well maintained, suitable for their intended uses, and adequately insured.


MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's stock is traded on the New York Stock Exchange. The range of closing prices for these shares for the past two years are as follows:

                                                   1997                             1996
                ------------------------------------------------------------------------
                Quarter:                  High            Low              High           Low
                First.................    73 1/8          55 1/8           57 3/8         43
                Second................    72 1/8          65 3/8           58 1/4         49 3/4
                Third.................    73              58 3/4           56 5/8         51 3/4
                Fourth................    90              69 5/8           57 1/4         51


On August 31, 1997, there were approximately 20,000 registered and beneficial shareholders of the Company's 82,222,935 outstanding shares. Quarterly dividends paid for the years ended August 31, 1997 and 1996 are as follows:

                Cash Dividends Per Share       1997                    1996
                ----------------------------------------------------------------
                Quarter:
                First...............     $     .23               $     .20
                Second..............     $     .23               $     .20
                Third...............     $     .23               $     .20
                Fourth..............     $     .26               $     .23


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

                                   EXHIBIT 21


                       PIONEER HI-BRED INTERNATIONAL, INC.
                         SUBSIDIARIES OF THE REGISTRANT

The following are all of the subsidiaries of the Registrant, and are included in its audited consolidated financial statements filed with its Annual Report on Form 10-K for the fiscal year ended August 31, 1997. Each subsidiary listed is wholly-owned by the Registrant or one of the Registrant's wholly owned subsidiaries, except as otherwise indicated.


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

                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT


                                                                                      Place of
                           Subsidiary                                               Incorporation

Subsidiaries of Pioneer Overseas  Corporation,  a wholly owned subsidiary of the
     Registrant:
         Agri-Genetic Realty, Inc. (30%)                                             Philippines
         Grainfield Co., Ltd. (35%)                                                  Thailand
         Hibridos Pioneer de Mexico S.A. de C.V. (96%)                               Mexico
         MISR Pioneer Seeds Company S.A.E. (80.39%)                                  Egypt
         P. T. Pioneer Hibrida Indonesia (80%)                                       Indonesia
         PartAgri SARL (50%)                                                         France
         PHI Genetics (Pty) Limited                                                  South Africa
         PHI Hi-Bred (Pty) Limited                                                   South Africa
         PHI Seeds Proprietary Ltd. (99%)                                            Botswana
         PHI Servicios S.A. de C.V. (99%)                                            Mexico
         Pioneer Argentina, S.A.                                                     Argentina
         Pioneer Semences (99.84%)                                                   France
         Pioneer Genetique S.A.R.L. (99.22%)                                         France
         Pioneer Hi-Bred Agricultural Technologies, Inc.                             Philippines
         Pioneer Hi-Bred Europe, Inc.                                                USA
         Pioneer Hi-Bred FSC Ltd. (99.55%)                                           Jamaica
         Pioneer Hi-Bred Italia S.p.A. (90%)                                         Italy
         Pioneer Hi-Bred Japan Co., Ltd. (52%)                                       Japan
         Pioneer Hi-Bred Korea, Inc.                                                 USA
         Pioneer Hi-Bred Magyarorszag Rt.                                            Hungary
         Pioneer Hi-Bred Northern Europe GmbH                                        Germany
         Pioneer Hi-Bred S.A.R.L.                                                    France
         Pioneer Hi-Breed Seeds Agro S.R.L.                                          Romania
         Pioneer Hi-Bred Seeds, Ethiopia PLC                                         Ethiopia
         Pioneer Hi-Bred Sementes de Portugal, S.A.                                  Portugal
         Pioneer Hi-Bred (Thailand) Co., Ltd.                                        Thailand
         Pioneer Overseas Corporation (Thailand) Ltd.                                Thailand
         Pioneer Overseas Research Corporation                                       USA
         Pioneer Pakistan Seed Limited (80%)                                         Pakistan
         Pioneer Saaten GmbH                                                         Austria
         Pioneer Seed Company (Zimbabwe) (Private) Limited (95%)                     Zimbabwe
         Pioneer Seed Holding Nederland B.V.                                         Netherlands
         Pioneer Seeds, Inc.                                                         USA
         Pioneer Semena Holding GmbH (99%)                                           Austria
         Pioneer Sementes Ltda. (25.61%)                                             Brazil
         Pioneer Sjeme D.o.o. (10%)                                                  Croatia
         Pioneer Tohumculuk A.S. (99.98%)                                            Turkey
         Pioneer Trading Ltd. (51%)                                                  Turks & Caicos
         Semillas Hibridas Pioneer S.A. (75%)                                        Colombia
         Semillas Pioneer Chile Ltda. (0.26%)                                        Chile
         Semillas Pioneer de Venezuela C.A.                                          Venezuela
         SPIC PHI Seeds Inc. (50%)                                                   India
         Ukranian-American Russian Zorya-Nasinnya (33.33%)                           Ukraine


                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT


                                                                                  Place of
                           Subsidiary                                           Incorporation

Subsidiaries  of  Green  Meadows,   Ltd.,  a  wholly  owned  subsidiary  of  the
     Registrant:
         Green Meadows Development Board                                            USA
         Hibridos Pioneer de Mexico S.A. de C.V. (1%)                               Mexico
         Iowa India Investments Company Ltd.                                        USA
         PHI Mexico, S.A. de C.V. (1%)                                              Mexico
         Village Court, Inc.                                                        USA

Subsidiaries of PHI Insurance Services,  Inc., a wholly-owned  subsidiary of the
     Registrant:
         Hibridos Pioneer de Mexico S.A. de C.V. (1%)                               Mexico
         Pioneer Insurance Services, Inc. - An Insurance Agency                     USA

Subsidiary of Pioneer Hi-Bred Europe, Inc., a wholly owned subsidiary of Pioneer
     Overseas Corporation:
         Pioneer Tohumculuk A.S. (0.01%)                                            Turkey


Subsidiaries of Pioneer Seed Holding  Nederland B.V., a wholly owned  subsidiary of Pioneer Overseas Corporation:
         Hellaseed S.A. (51%)                                                       Greece
         Pioneer Hi-Bred Slovakia S.R.O.                                            Slovakia


Subsidiaries  of Pioneer  Seeds,  Inc.,  a wholly  owned  subsidiary  of Pioneer
     Overseas Corporation:
         Hibridos Pioneer de Mexico S.A. de C.V. (1%)                               Mexico
         MISR Pioneer Seed Company S.A.E. (0.01%)                                   Egypt
         P.T. Pioneer Hibrida Indonesia (20%)                                       Indonesia
         PHI Seeds Proprietary Limited (1%)                                         Botswana
         PHI Servicios S.A. de C.V. (1%)                                            Mexico
         Pioneer Semences S.A. (0.08%)                                              France
         Pioneer Genetique S.A.R.L. (0.78%)                                         France
         Pioneer Hi-Bred Italia S.p.A. (10%)                                        Italy
         Pioneer Semena Holding GmbH (1%)                                           Austria
         Pioneer Sjeme D.o.o. (90%)                                                 Croatia
         Pioneer Tohumculuk A.S. (0.01%)                                            Turkey

                                   EXHIBIT 23


                         CONSENTS OF EXPERTS AND COUNSEL






                          INDEPENDENT AUDITORS' CONSENT




The Board of Directors
Pioneer Hi-Bred International, Inc.:

We consent to incorporation by reference in the registration statements No. 333-08927 and No. 333-18205 on Form S-8 of our reports dated October 3, 1997, relating to the consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows and related schedule for each of the years in the three-year period ended August 31, 1997, which reports appear in the August 31, 1997, annual report on Form 10-K of Pioneer Hi-Bred International, Inc.


                          /s/ KPMG Peat Marwick LLP
                              KPMG Peat Marwick LLP

Des Moines, Iowa
November 21, 1997

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

(REGISTRANT)               PIONEER HI-BRED INTERNATIONAL, INC.


                                            /s/ Charles S. Johnson
(NAME AND TITLE)           Charles S. Johnson, Chairman, President and Chief Executive Officer
DATE                       November 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                            /s/ Charles S. Johnson
(NAME AND TITLE)           Charles S. Johnson, Chairman, President and Chief Executive Officer
DATE                       November 21, 1997


                                            /s/ Jerry L. Chicoine
(NAME AND TITLE)           Jerry L. Chicoine, Executive Vice President, Chief Operating Officer,
                           Chief Financial Officer, and Corporate Secretary to the Board
DATE                       November 21, 1997


                                            /s/ Dwight G. Dollison
(NAME AND TITLE)           Dwight G. Dollison, Vice President and Treasurer
DATE                       November 21, 1997


                                            /s/ Brian G. Hart
(NAME AND TITLE)           Brian G. Hart, Vice President and Corporate Controller
DATE                       November 21, 1997


                                            /s/ Nancy Y. Bekavac
(NAME AND TITLE)           Nancy Y. Bekavac, Director
DATE                       November 21, 1997

                                            /s/ C. Robert Brenton
(NAME AND TITLE)           C. Robert Brenton, Director
DATE                       November 21, 1997


                                            /s/ Dr. Pedro Cuatrecasas
(NAME AND TITLE)           Dr. Pedro Cuatrecasas, Director
DATE                       November 21, 1997


                                            /s/ Fred S. Hubbell
(NAME AND TITLE)           Fred S. Hubbell, Director
DATE                       November 21, 1997


                                            /s/ Luiz Kaufmann
(NAME AND TITLE)           Luiz Kaufmann, Director
DATE                       November 21, 1997


                                            /s/ Dr. F. Warren McFarlan
(NAME AND TITLE)           Dr. F. Warren McFarlan, Director
DATE                       November 21, 1997


                                            /s/ Dr. Owen J. Newlin
(NAME AND TITLE)           Dr. Owen J. Newlin, Director
DATE                       November 21, 1997


                                            /s/ Thomas N. Urban
(NAME AND TITLE)           Thomas N. Urban, Director
DATE                       November 21, 1997


                                            /s/ Dr. Virginia Walbot
(NAME AND TITLE)           Dr. Virginia Walbot, Director
DATE                       November 21, 1997


                                            /s/ H. Scott Wallace
(NAME AND TITLE)           H. Scott Wallace, Director
DATE                       November 21, 1997


                                            /s/ Fred W. Weitz
(NAME AND TITLE)           Fred W. Weitz, Director
DATE                       November 21, 1997


                                            /s/ Herman H.F. Wijffels
(NAME AND TITLE)           Herman H.F. Wijffels, Director
DATE                       November 21, 1997