Form 10-Q
period 1997-11-30
PIONEER HI BRED INTERNATIONAL INC
filed 1998-01-14
CIK 78716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                      Iowa                                                   42-0470520
 ------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)



                    700 Capital Square, 400 Locust,  Des Moines,  Iowa 50309
                    --------------------------------------------------------
                            (Address of principal executive offices)

Registrant's telephone number, including area code:   (515) 248-4800
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at December 29, 1997
-----------------------------               --------------------------------
Common Stock ($1.00 par value)                        65,756,873



                       PIONEER HI-BRED INTERNATIONAL, INC.

                                      INDEX




                                                                                  PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -- November 30, 1997,
             August 31, 1997, and November 30, 1996.........................      3-4


           Consolidated Condensed Statements Of Operations-- Three Months
             Ended November 30, 1997 and 1996...............................        5


           Consolidated Condensed Statements Of Cash Flows-- Three Months
             Ended November 30, 1997 and 1996...............................        6


           Notes to Consolidated Condensed Financial Statements.............      7-8


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................     9-12


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................       13

  Signatures................................................................       14




                         PART I - FINANCIAL INFORMATION


                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)



                                            November 30,    August 31,     November 30,
ASSETS                                         1997            1997             1996
                                             -----------    -----------    ------------

CURRENT ASSETS
    Cash and cash equivalents...........    $      76       $      97       $      68
    Accounts and notes receivable, net..          237             301             178
    Inventories:
      Finished seed.....................          429             245             415
      Unfinished seed...................          372             186             401
      Other.............................           11               9              12
    Deferred income taxes...............           63              57              54
    Prepaid expenses and other
        current assets..................           11               6               7
                                             --------        --------        --------
    Total current assets................    $   1,199       $     901       $   1,135

LONG-TERM ASSETS........................           79              93              83




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    November 30, 1997 - $509
    August 31, 1997 - $500
    November 30, 1996 - $495............          554             545             523



INTANGIBLES.............................           65              64              51
                                             --------        --------        --------

                                            $   1,897       $   1,603       $   1,792
                                             ========        ========        ========

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)



LIABILITIES AND SHAREHOLDERS'                November 30,      August 31,    November 30,
EQUITY                                            1997           1997            1996
                                              ------------    ----------     ------------

CURRENT LIABILITIES
    Short-term borrowings.................   $      85        $      91       $     215
    Current maturities of long-term debt..           6                6              12
    Accounts payable, trade...............         340               85             399
    Accrued compensation..................          33               60              37
    Income taxes payable..................           9               26              16
    Other accruals........................          51               61              43
                                              --------         --------        --------
      Total current liabilities...........   $     524        $     329       $     722
                                              --------         --------        --------


LONG-TERM DEBT............................   $      19        $      19       $      25
                                              --------         --------        --------


DEFERRED ITEMS,
    Retirement benefits...................   $      84        $      80       $      72
    Income taxes..........................          19               20              14
                                              --------         --------        --------
                                             $     103        $     100       $      86
                                              --------         --------        --------


MINORITY INTEREST IN SUBSIDIARIES.........   $       6        $       7       $       5
                                              --------         --------        --------


SHAREHOLDERS' EQUITY
      Preferred stock, $100 stated value..   $      16        $      --       $      --
      Common stock, $1 par value..........          76               93              93
      Additional paid-in capital..........         227               43              23
      Retained earnings...................       1,360            1,436           1,207
      Unrealized gain on available-for-sale
        securities, net...................          12               19              13
      Cumulative translation adjustment...         (31)             (26)             (5)
                                              --------         --------        --------
                                             $   1,660        $   1,565       $   1,331

    Less:  Cost of common shares
      acquired for the treasury...........        (393)            (393)           (365)
      Unearned compensation...............         (22)             (24)            (12)
                                              --------         --------        --------
                                             $   1,245        $   1,148       $     954
                                              --------         --------        --------
                                             $   1,897        $   1,603       $   1,792
                                              ========         ========        ========

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited, in millions)



                                                          Three Months Ended
                                                               November 30,
                                                         1997              1996
                                                      ---------         ---------

Net sales..........................................   $      79         $      90
                                                       --------          --------

Operating costs and expenses:
  Cost of goods sold...............................   $      51         $      50
  Research and product development.................          34                30
  Selling..........................................          55                51
  General and administrative.......................          28                30
                                                       --------          --------
                                                      $     168         $     161
                                                       --------          --------

  Operating (loss).................................   $     (89)        $     (71)

Investment income..................................          18                 4
Interest expense...................................          (2)               (2)
Net exchange (loss)................................          (5)               (2)
                                                       --------          --------

  (Loss) before items shown below..................   $     (78)        $     (71)

Provision for income taxes.........................          27                27
Minority interest and other........................          --                (1)
                                                       --------          --------


  Net (loss).......................................   $     (51)        $     (45)

Preferred stock dividend...........................           4                --
                                                       --------          --------


  Net (loss) attributable to common shareholders...   $     (55)        $     (45)
                                                       ========          ========


Net (loss) per common share*.......................   $     (.73)       $     (.55)

Dividends per common share*........................   $      .26        $      .23

Average common shares outstanding..................         75.3              82.4

* Not in millions

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)


                                                          Three Months Ended
                                                               November 30,
                                                          1997              1996
                                                        -------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss).......................................   $     (51)        $     (45)
  Noncash items included in net (loss):
    Depreciation and amortization..................          22                19
    Other..........................................         (12)                6
  Net change in assets and liabilities.............        (104)             (151)
                                                       --------          --------
    Net cash used in operating activities..........   $    (145)        $    (171)
                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   $     (30)        $     (32)
  Technology investments...........................          --                (6)
  Other............................................           8                (4)
                                                       --------          --------
    Net cash used in investing activities..........   $     (22)        $     (42)
                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term borrowings.   $      (4)        $     203
  Purchase of common stock.........................      (1,525)               --
  Dividends paid...................................         (26)              (19)
  Net proceeds from issuance of preferred stock....       1,701                --
  Other............................................          --                (2)
                                                       --------          --------
    Net cash provided by financing activities......   $     146         $     182
                                                       --------          --------

    Net decrease in cash and cash equivalents......   $     (21)        $     (31)
Cash and cash equivalents, beginning...............          97                99
                                                       --------          --------
CASH AND CASH EQUIVALENTS, ENDING..................   $      76         $      68
                                                       ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
  Cash paid for:
    Interest.......................................   $       1         $       3
                                                       ========          ========
    Income taxes...................................   $       9         $      18
                                                       ========          ========

NONCASH FINANCING ACTIVITIES:
  Retirement of 16,466,045 shares of treasury stock:
    Common stock...................................   $      16         $      --
    Additional paid in capital.....................       1,509                --
                                                       --------          --------
    Treasury stock.................................   $   1,525         $      --
                                                       ========          ========


See Notes to Consolidated Condensed Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       PIONEER HI-BRED INTERNATIONAL, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of November 30, 1997 and 1996, and the results of operations and cash flows for the three months ended November 30, 1997 and 1996. Because of the seasonal nature of the Company's business, the results of operations for the three months ended November 30, 1997, may not be indicative of the results to be expected for the full year.

2. Pioneer has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At November 30, 1997, such guarantees totaled approximately $23 million.

3. DeKalb Genetics Corporation ("DeKalb") has filed five lawsuits against Pioneer alleging that insect-resistant corn products that use a Bt gene, and corn products resistant to a glufosinate herbicide, infringe on certain DeKalb patents. After reviewing the Company's intellectual property position, all of DeKalb's patent filings, and DeKalb's lawsuits, Pioneer believes DeKalb's claims are without merit. Pioneer has denied DeKalb's allegations and raised defenses that, if successful, would render DeKalb's patents invalid. Pioneer believes that disposition of the lawsuits will not have a materially adverse affect on the consolidated financial position and results of operations of the Company. Pioneer also does not expect these lawsuits to delay the introductions of advanced corn hybrids with insect and herbicide resistance.

4. In September 1997, Pioneer and E.I. du Pont de Nemours and Company (DuPont) formally completed an agreement that creates one of the world's largest private agricultural research and development collaborations. The companies also formed a joint venture that will market improved quality traits to increase the value of crops for livestock feeders, grain processors, and other end users. The joint venture will not sell seed. Pioneer will be the preferred worldwide provider and marketer of quality trait seed for the joint venture. The joint venture begins operations January 1, 1998, therefore, there is no impact on first quarter operations.

     In connection with the above agreements, DuPont also acquired an equity interest in Pioneer through the purchase of 164,446 shares of voting preferred stock for $1.71 billion. Each preferred share is convertible into 100 shares of common stock and has a stated value of $100 per share, or $16 million. As required by the agreement, Pioneer used approximately $1.52 billion of the proceeds from the DuPont investment to purchase approximately 16 million of the Company's common outstanding shares through a Dutch auction self-tender. The common shares reacquired by the Company were subsequently retired, but remain authorized and unissued. The net effect of these equity transactions, including associated transaction costs, was an increase in preferred stock of $16 million, a decrease in common stock of $16 million, and an increase in additional paid in capital of approximately $180 million, the use of which is unrestricted. Immediately following the completion of the Dutch auction self-tender, DuPont's equity interest in Pioneer stood at approximately 20 percent.

    The agreement, among other things, includes a standstill provision that prohibits DuPont from increasing its ownership interest in Pioneer for 16 years without the consent of the Company. DuPont also gained two seats on the Company's board of directors.

5. The following table summarizes the current period computation of weighted average shares outstanding:


        Period Ended November 30,                          1997
        (in millions)

        Number of shares of common stock
        outstanding at beginning of the period.....       82.2

        Weighted average number of shares of
        common stock issued during the period......         --

        Weighted average number of shares of
        common stock purchased for the treasury....       (6.9)
                                                          ----

        Weighted average number of shares of
        common stock outstanding during the period.       75.3

    The convertible preferred shares issued to DuPont were not considered converted as their effect would have been anti-dilutive.

6. SFAS No. 128, "Earnings Per Share" (SFAS 128), which is intended to simplify the earnings per share computation and increase comparability of earnings per share on an international basis, will become effective for the Company's second quarter ending February 28, 1998, and requires restatement of all prior period earnings per share data presented.

    As currently presented under APB15, the company is only required to disclose primary earnings per share. Under SFAS 128, the Company will be required to disclose both basic and diluted earnings per share. The presentation of diluted earnings per share under SFAS 128 is not expected to materially differ from the disclosure of primary earnings per share under APB15.

                       PIONEER HI-BRED INTERNATIONAL, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with the Company's audited financial statements and notes for the fiscal year ended August 31, 1997.


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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at November 30, 1997, consisted of $39 million in domestic commercial paper and $46 million in direct short-term borrowings from foreign banks.


During fiscal 1998, the Company has the following domestic lines of credit available: (in millions) Revolving Seasonal Total

        First quarter        $200           $100          $300
        Second quarter       $200           $100          $300
        Third quarter        $200           $ --          $200
        Fourth quarter       $200           $ --          $200


    Increased credit sales in North America and Italy, combined with lower collections in Argentina, contributed to the current year increase in accounts receivable at November 30, 1997, when compared to prior year results.

    Short-term borrowings are lower at November 30, 1997, when compared to the prior year as a result of the net proceeds received from the sale of stock to DuPont (see Note 4 of Notes to Consolidated Condensed Financial Statements). The excess proceeds reduced the level of short-term borrowings needed in the current period.

    Capital stock and additional paid-in capital were also impacted in the current period by the Company's investment agreement with DuPont (see Note 4 of Notes to Consolidated Condensed Financial Statements). The Company issued 164,446 shares of preferred stock with a stated value of $100 per share to DuPont for $1.71 billion. The Company then repurchased, and subsequently retired, 16.4 million of the Company's common shares for approximately $1.52 billion.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:


    Net loss for the three months ended November 30, 1997, was $51 million on sales of $79 million. After payment of preferred dividends, the net loss attributable to common shareholders totaled $55 million, or $.73 per share. In the first three months of the prior fiscal year, the Company recorded a loss of $45 million, or $.55 per share, on sales of $90 million.

    Due to the seasonality of the seed business, partial-year results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such quarterly comparisons are not emphasized. Typically, most of the Company's revenue and operating profit are generated in the third quarter.

    Results during the first quarter were affected by the completion of an agreement with DuPont (see Note 4 of Notes to Consolidated Condensed Financial Statements). Under terms of the agreement, DuPont purchased, at a price of $1.71 billion, preferred voting shares which are convertible into 16.4 million common shares of the Company. The Company used most of the proceeds to purchase a similar amount of common shares through a Dutch auction self-tender. As a result, DuPont's ownership interest in Pioneer stands at approximately 20 percent.

    Current year first quarter results, excluding the impact from the above equity transactions, were a loss of $58 million, or $.70 a share. The following table summarizes the components of the loss per share as reported and excluding the impact from the equity transactions with DuPont:



                                                        As      Excluding Equity
Period Ended November 30, 1997                       Reported      Transactions
------------------------------                       --------   ----------------
(in millions)

    Reported net loss.......................       $   (50.5)      $     (50.5)
    Preferred dividends paid................            (4.3)               --
    Interest benefit from DuPont Proceeds...              --              (7.3)
                                                    --------        ----------

    Loss attributable to common
      shareholders..........................       $   (54.8)      $     (57.8)
                                                    ========        ==========

    Average shares outstanding..............            75.3              82.2
                                                    ========        ==========

    Net loss per common share...............       $    (.73)      $      (.70)
                                                    ========        ==========


    Operating results in the first quarter were affected by lower sales and margins from operations in Latin America and by the effects of adverse weather in Asia. Increased investments in research and product development, selling expenses, and marketing costs supporting the Company's expanded introduction of new corn hybrids also affected current year results compared to the prior year.

On an annual basis, management is optimistic that 1998 will be another strong year. In North America, the performance advantage of Pioneer(R) brand seed corn hybrids during the 1997 harvest is exciting. After approximately 280,000 side-by-side comparisons conducted by Pioneer, the Company's corn hybrids are showing a 6.4 bushel per acre advantage over the average competitors' products. The yield advantage of the ten hybrids expected to be the Company's top sellers for the 1998 growing season is approximately ten bushels per acre higher than that of the average of the competitors' products. In particular, the Company's Bt products are performing exceptionally well. The yield advantage of the

Company's Bt products over the average of competitors' Bt products is nearly 12 bushels per acre. That advantage improves to 17 bushels for the Company's Bt products over the average of competitors' non-Bt products.

    Operating results in North America during the current year may also benefit from higher seed corn margins. A continued shift by customers to higher-priced, higher-value new products is expected to increase the average per-unit seed corn selling price in North America. Per-unit seed corn cost of sales in North America is expected to hold relatively steady compared to 1997.

    Management believes that 1997's strong North American soybean operations should continue into 1998 as the Company's soybean products are performing well against the competition. The demand for glyphosate-resistant products is expected to increase, and the Company will have larger supplies of these products available for sale in 1998. As a result, sales of glyphosate-resistant products are expected to represent a larger percentage of overall soybean sales in 1998, and margins are expected to improve because of their premium sales price over elite varieties.

    Results outside North America are more difficult to predict. Weather, currency fluctuations, economic instability, and product performance are the most significant factors that could affect operations in these regions.

    As always, uncertainties exist that could affect the Company's expectations, and fluctuations in expected results are likely as more information becomes available. Some of the important factors that could cause actual results to vary significantly from management's expectations noted in forward looking statements include the weather, government programs/approvals, commodity prices, changes in corn acreage, intellectual property positions, product performance, customer preferences, currency fluctuations, and costs.




Three Months Ended November 30, 1997 compared to the Three Months Ended November 30, 1996:

    Typically, revenues during the Company's first quarter are generated mostly from Southern Hemisphere operations, North American wheat sales, and worldwide microbial product sales.

    Operating loss for the first three months of fiscal 1998 increased $18 million from the same period a year earlier. Year-to-date seed corn operating results in the current year were $15 million lower than the previous year, accounting for most of the year-to-year change.

Net Sales and Operating Loss
(Unaudited, in millions)

                                             Quarter Ended
                                             November 30
                                        1997           1996        Increase/(Decrease)
                                        ----------------------------------------------

        Net Sales:

          Corn......................   $    23        $      39         $    (16)
          Other.....................        56               51                5
                                       -------        ---------         --------

        Total Net Sales.............   $    79        $      90         $    (11)
                                        ======         ========          =======

        Operating loss:
          Corn......................   $   (68)       $     (53)        $    (15)
          Other.....................        (1)              --               (1)
                                        -------        --------         --------

          Product line operating
             loss...................   $   (69)        $    (53)        $    (16)

          Indirect general and
           administrative expenses..       (20)             (18)              (2)
                                        ------          -------         --------

        Operating Loss..............   $   (89)        $    (71)        $    (18)
                                        ------          -------          -------

    North American operations had the greatest impact on current period comparisons as additional costs from the expanded current year introduction of new corn hybrids and increased investments in corn research and product development reduced current period seed corn operating results approximately $8 million.

    Outside North America, operating results were $7 million lower in the current period compared to a year earlier. Lower sales and margins from operations in Latin America accounted for approximately $3 million of the decrease, primarily the result of fewer units sold in Argentina.

    Adverse weather in Asia reduced current period operating results $3 million compared to the previous year. Drought conditions in Southeast Asia, resulting in planting delays, have had a significant impact on current year sales accounting for virtually the entire decrease for the region. Local currency devaluation against the U.S. dollar had little impact on current period results, however, it is expected to have a greater impact as the year progresses.

    Current period net financial income increased $11 million from year-ago results mostly due to increased investment income, partially offset by higher exchange losses. Investment income increased $14 million primarily due to interest earned on proceeds from DuPont's investment in the Company. Net exchange loss was impacted by higher losses in the current year on intercompany transactions within the regions of Mexico and Latin America.

    The estimated worldwide tax rate of 35 percent reflected in the first quarter of fiscal 1998 is similar to the 34 percent effective tax rate reflected on an annual basis for fiscal 1997. The worldwide effective tax rate for the first quarter of fiscal 1997 was 37.5 percent. The lower current year first quarter effective tax rate increased the current period loss by approximately $2 million compared to last year's first quarter. The effective tax rate reflected for the first quarter is based on all information available to date. The effective tax rate on an annual basis may vary from what is reflected in the current period, in part as a result of the level of earnings and associated tax rates from the various countries in which the Company operates.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

         a.Exhibits

              Financial Data Schedule (Exhibit 27).

         b.Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended November 30, 1997.

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



                                    PIONEER HI-BRED INTERNATIONAL, INC.
                                                     (Registrant)



                           By       /s/   JERRY L. CHICOINE
                                          JERRY L. CHICOINE
                                          Executive Vice President and Chief
                                          Operating Officer


                           By       /s/   BRIAN G. HART
                                          BRIAN G. HART
                                          Vice President and Chief
                                          Financial Officer