Form 10-Q
period 1998-02-28
PIONEER HI BRED INTERNATIONAL INC
filed 1998-04-08
CIK 78716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                                    ---------



   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---
                         SECURITIES EXCHANGE ACT OF 1934


                  For quarterly period ended February 28, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         -------------------------------

                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                            Iowa                                               42-0470520
 ------------------------------------------------------------      ----------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)




             700 Capital Square, 400 Locust, Des Moines, Iowa 50309
             ------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (515) 248-4800
                                                     ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X            No
                                    -------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at March 27, 1998
            -----                           -----------------------------
Common Stock ($1.00 par value)                        64,968,041
Common Stock - Class B ($1.00 stated value)           16,444,586

                             PIONEER HI-BRED INTERNATIONAL, INC.

                                            INDEX



                                                                                  PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -- February 28, 1998,
             August 31, 1997, and February 28, 1997.........................      3-4


           Consolidated Condensed Statements Of Operations-- Six Months
             Ended February 28, 1998 and 1997...............................        5


           Consolidated Condensed Statements Of Cash Flows-- Six Months
             Ended February 28, 1998 and 1997...............................        6


           Notes to Consolidated Condensed Financial Statements.............      7-9


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................    10-14


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................       15

  Signatures................................................................       16


                         PART I - FINANCIAL INFORMATION

                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)



                                            February 28,    August 31,      February 28,
ASSETS                                         1998            1997             1997
                                               ----            ----             ----

CURRENT ASSETS
    Cash and cash equivalents...........    $     578       $      97       $     333
    Accounts and notes receivable, net..          339             301             232
    Inventories:
      Finished seed.....................          593             245             556
      Unfinished seed...................          197             186             219
      Other.............................           11               9               9
    Deferred income taxes...............           68              57              65
    Prepaid expenses and other
        current assets..................           19               6              12
                                                -----             ---           -----
Total current assets                        $   1,805       $     901        $  1,426

LONG-TERM ASSETS........................           85              93              84



PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    February 28, 1998 - $514
    August 31, 1997 - $500
    February 28, 1997 - $495............          555             545             534



INTANGIBLES.............................           60              64              59
                                             --------         --------       --------
                                            $   2,505       $   1,603       $   2,103
                                             ========         ========       ========

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)



LIABILITIES AND SHAREHOLDERS'EQUITY          February 28,      August 31,      February 28,
                                                 1998            1997             1997
                                             ------------      ----------      ------------
CURRENT LIABILITIES
    Short-term borrowings.................   $      67        $      91       $      24
    Current maturities of long-term debt..           6                6               2
    Accounts payable, trade...............         175               85             178
    Customer deposits.....................         843               --             753
    Accrued compensation..................          45               60              45
    Income taxes payable..................           4               26              14
    Other accruals........................          77               61              53
                                              --------         --------        --------
      Total current liabilities...........   $   1,217        $     329       $   1,069
                                              --------         --------        --------



LONG-TERM DEBT............................   $      18        $      19       $      25
                                              --------         --------        --------


DEFERRED ITEMS
    Retirement benefits...................   $      88        $      80       $      75
    Income taxes..........................          18               20              13
                                              --------         --------        --------
                                             $     106        $     100       $      88
                                              --------         --------        --------


MINORITY INTEREST IN SUBSIDIARIES.........   $       6        $       7       $       6
                                              --------         --------        --------


SHAREHOLDERS' EQUITY
      Preferred stock, $100 stated value..   $      --        $      --       $      --
      Common stock, $1 par or stated value          93               93              93
      Additional paid-in capital..........         242               43              41
      Retained earnings...................       1,342            1,436           1,186
      Unrealized gain on available-for-sale
        securities, net...................           9               19              21
      Cumulative translation adjustment...         (37)             (26)            (12)
                                              --------         --------        --------
                                             $   1,649        $   1,565       $   1,329

    Less:  Cost of common shares
      acquired for the treasury...........        (457)            (393)           (385)
      Unearned compensation...............         (34)             (24)            (29)
                                              --------         --------        --------
                                             $   1,158        $   1,148       $     915
                                              --------         --------        --------
                                             $   2,505        $   1,603       $   2,103
                                              ========         ========        ========

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited, in millions)

                                         Three Months Ended               Six Months Ended
                                      February 28,   February 28,      February 28,  February 28,
                                          1998          1997              1998           1997
                                      ---------------------------       -------------------------


Net sales..........................   $     302      $     264          $     381      $     354
                                       --------       --------           --------       --------

Operating costs and expenses:
  Cost of goods sold...............   $     147      $     137          $     198      $     187
  Research and product development.          38             33                 72             63
  Selling..........................          69             65                124            116
  General and administrative.......          41             35                 69             65
                                       --------       --------           --------       --------
                                      $     295      $     270          $     463      $     431
                                       --------       --------           --------       --------

  Operating income (loss)..........   $       7      $      (6)         $     (82)     $     (77)

Investment income..................           7              5                 25              9
Interest expense...................          (3)            (2)                (5)            (4)
Net exchange and other
  gains (losses)...................          (3)             3                 (8)             1
                                       --------       --------           --------       --------

  Income (loss) before items shown
    below..........................   $       8      $      --          $     (70)     $     (71)

Provision for income taxes.........          (2)            (1)                25             26
Minority interest and other........          (2)            (1)                (2)            (2)
                                       --------        -------            -------        -------


  Net income (loss)................   $       4      $      (2)         $     (47)     $     (47)

Preferred stock dividend...........           5             --                  9             --
                                        --------       -------           --------        -------

  Net (loss) attributable to
    common shareholders............   $      (1)     $      (2)         $     (56)     $     (47)
                                       ========       ========            ========      ========

Basic and diluted net (loss) per
  common and class B
  common share*....................   $     (.02)    $    (.02)         $     (.76)    $    (.57)


Dividends per common share*........   $      .26      $    .23          $      .52     $     .46

Average common and class B
  common shares outstanding........         71.6          82.3                73.5          82.4

* Not in millions
                    See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)

                                                            Six Months Ended
                                                               February 28,
                                                          1998              1997
                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss).......................................   $     (47)        $     (47)
  Noncash items included in net (loss):
    Depreciation and amortization..................          43                41
    Gain on sale of available-for-sale securities..          --                (7)
    Other..........................................          (9)               --
  Net change in assets and liabilities.............         511               376
                                                        -------           -------
    Net cash provided by operating activities......   $     498         $     363
                                                        -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   $     (64)        $     (65)
  Technology Investments...........................          (5)              (16)
  Proceeds on sale of available-for-sale
     securities....................................          --                17
  Other............................................           5                (5)
                                                        -------          --------
    Net cash used in investing activities..........   $     (64)        $     (69)
                                                        -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term borrowings.   $     (20)        $      14
  Purchase of common stock.........................      (1,583)              (17)
  Dividends paid on common and preferred stock.....         (47)              (38)
  Net proceeds from issuance of preferred stock....       1,701                --
  Principal payments on long-term borrowing........          (1)              (10)
                                                        -------           -------
  Net cash provided by (used in)
      financing activities.........................   $      50          $    (51)
                                                        -------           -------

Effect of foreign currency exchange rate changes on
    cash and cash equivalents......................   $     (3)                (9)
                                                        ------            -------

    Net increase in cash and cash equivalents......   $     481         $     234
Cash and cash equivalents, beginning...............          97                99
                                                        -------           -------
CASH AND CASH EQUIVALENTS, ENDING..................   $     578         $     333
                                                        =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
  Cash paid for:
    Interest.......................................   $       5         $       4
                                                        =======           =======
    Income taxes...................................   $      23         $      35
                                                        =======           =======

NONCASH FINANCING ACTIVITIES:
  Retirement of 16,466,045 shares of treasury stock:
    Common stock...................................   $      16         $      --
    Additional paid in capital.....................       1,509                --
                                                        -------           -------
    Treasury stock.................................   $   1,525         $      --
                                                        =======           =======

See Notes to Consolidated Condensed Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       PIONEER HI-BRED INTERNATIONAL, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of February 28, 1998 and 1997, and the results of operations and cash flows for the six months ended February 28, 1998 and 1997. Because of the seasonal nature of the Company's business, the results of operations for the six months ended February 28, 1998, are not indicative of the results to be expected for the full year.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At February 28, 1998, such guarantees totaled approximately $23 million.

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

4. In September 1997, the Company and E.I. du Pont de Nemours and Company (DuPont) executed an agreement that creates one of the world's largest private agricultural research and development collaborations. The companies also formed a joint venture that will market improved quality traits to increase the value of crops for livestock feeders, grain processors, and other end users. The joint venture will not sell seed. Pioneer will be the preferred worldwide provider and marketer of quality trait seed for the joint venture. The joint venture began operations January 1, 1998, and the Company's share of loss for the two months ended February 28, 1998, was not material.

     In connection with the above agreements, DuPont also acquired an equity interest in Pioneer through the purchase of 164,446 shares of preferred voting stock for $1.71 billion. Effective January 30, 1998, each preferred share was converted into 100 shares of class B common stock with a stated value of $1 per share, or $16.4 million. As required by the agreement, Pioneer used approximately $1.52 billion of the proceeds from the DuPont investment to purchase approximately 16.4 million of the Company's common outstanding shares through a Dutch auction self-tender. The common shares reacquired by the Company were subsequently retired, but remain authorized and unissued. The net effect of these equity transactions, including associated transaction costs, was an increase in class B common stock of $16 million, a decrease in common stock of $16 million, and an increase in additional paid in capital of approximately $180 million, the use of which is unrestricted. Immediately following the completion of the Dutch auction self-tender, DuPont's equity interest in Pioneer was approximately 20 percent.

     The agreement, among other things, includes a standstill provision that prohibits DuPont from increasing its ownership interest in the Company for 16 years without the consent of the Company. DuPont also gained two seats on the Company's board of directors.

5. SFAS No. 128, "Earnings Per Share" (SFAS 128), which is intended to simplify the earnings per share computation and increase comparability of earnings per share on an international basis, was effective for the Company's second quarter ending February 28, 1998, and required restatement of all prior period earnings per share data presented.

     As previously presented under APB15, the Company was only required to disclose primary earnings per share. Under SFAS 128, the Company is required to disclose both basic and diluted earnings per share. The Company's presentation of diluted earnings per share under SFAS 128 is not expected to materially differ from the Company's previous disclosure of primary earnings per share under APB15.

6. Except for the calculation of votes per share, shareholder rights and preferences are substantially the same for both common stock and class B common stock. Therefore, both are included jointly in all reference to common stock. The following table summarizes the computation of basic weighted-average common shares outstanding for the periods presented:

    Three Months Ended February 28,                                1998            1997
    -----------------------------------------------------------------------------------
    (in millions)

        Number of shares of common stock
        outstanding at beginning of period                         65.8            82.4

        Weighted-average number of shares of
        common stock issued during the period                       6.0              --

        Weighted-average number of shares of
        common stock purchased for the treasury
                                                                    (.2)            (.1)
                                                                   ----            ----

        Weighted-average number of shares of
        common stock outstanding during the period                 71.6            82.3
                                                                   ====            ====



    Six Months Ended February 28,                                  1998            1997
    -----------------------------------------------------------------------------------
    (in millions)

        Number of shares of common stock
        outstanding at beginning of period                         82.2            82.4

        Weighted-average number of shares of
        common stock issued during the period                       3.0              --

        Weighted-average number of shares of
        common stock purchased for the treasury                   (11.7)             --
                                                                  -----           -----

        Weighted-average number of shares of
        common stock outstanding during the period                 73.5            82.4
                                                                  =====           =====


7. The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

                                          February 28, 1998                  February 28, 1997
                                  -----------------------------       ----------------------------
                                  Income/    Shares                   Income/     Shares
                                  (Loss)     Denom-     Per-Share     (Loss)      Denom-    Per-Share
    Three Months Ended            Numerator   inator    Amount        Numerator    inator   Amount
    ------------------            ---------   ------    ------        ---------    ------   ------
    (in millions, except
       per share amounts)

    Net income/(loss)              $    4                              $   (2)
    Less:  Preferred
        stock dividends                (5)                              -----
                                    -----

    Basic earnings per share:
    (Loss) attributable to
        common shareholders        $   (1)      71.6     $  (.02)      $   (2)       82.3   $  (.02)
                                                           =====                              =====
    Effect of dilutive securities:
    Convertible preferred stock        --         --                       --          --
    Stock options                      --         --                       --          --
                                    -----      -----                    -----       -----
    Diluted earnings per share:
    (Loss) attributable to
        common shareholders        $   (1)   $  71.6     $  (.02)      $   (2)       82.3  $   (.02)
                                    =====     ======      ======        ======      =====     =====


                                          February 28, 1998                   February 28, 1997
                                          -----------------                   -----------------
                                  Income/    Shares                   Income/     Shares
                                  (Loss)     Denom-     Per-Share     (Loss)      Denom-    Per-Share
    Six Months Ended              Numerator   inator    Amount        Numerator    inator   Amount
    ----------------              ---------   ------    ------        ---------    ------   ------
    (in millions, except
       per share amounts)

    Net (loss)                     $  (47)                             $  (47)
    Less:  Preferred
        stock dividends                (9)                                 --
                                    -----                               -----

    Basic earnings per share:
    (Loss) attributable to
        common shareholders        $  (56)      73.5     $  (.76)      $  (47)       82.4     $ (.57)
                                                          =======                              =====

    Effect of dilutive securities:
    Convertible preferred stock        --         --                       --          --
    Stock options                      --         --                       --          --
                                    -----      -----                    -----       -----
    Diluted earnings per share:
    (Loss) attributable to
        common shareholders        $  (56)   $  73.5     $  (.76)      $  (47)       82.4     $ (.57)
                                    =====     ======      ======        =====       =====      =====

    As all periods presented reflect a loss attributable to common shareholders, the effect of convertible preferred stock and stock options are not included in the calculation of diluted earnings per share as their effects are anti-dilutive. Including these effects for the three month and six month periods ending February 28, 1998, diluted earnings per share would have totaled $.04 and $(.55), respectively.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at February 28, 1998, consisted of $67 million in direct short-term borrowings from foreign banks.


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


    Cash and cash equivalents and customer deposits at February 28, 1998, increased from a year earlier due to higher advance cash collections in the current year. The Company does not record a sale until seed is delivered to the customer. In addition, the Company's cash position increased, in part, because of the money remaining after the sale of preferred shares to DuPont and the subsequent Dutch auction self tender, in which Pioneer purchased approximately 20 percent of its outstanding shares.

    Higher sales revenue in North America and Italy, combined with longer credit terms in Latin America and Mexico, contributed to the current year increase in accounts receivable at February 28, 1998, when compared to prior year results.

    Short-term borrowings are higher at February 28, 1998, when compared to the prior year as a result of slower collections on receivables outside North America resulting from extended credit terms.

    Additional paid-in capital and treasury stock were impacted in the current period by the Company's investment agreement with DuPont (see Note 4 of Notes to Consolidated Condensed Financial Statements). The Company issued 164,446 shares of preferred stock with a stated value of $100 per share to DuPont for $1.71 billion. The Company then repurchased 16.4 million of the Company's common shares for approximately $1.52 billion. The Company has subsequently converted the preferred stock into 16.4 million shares of class B common stock with a stated value of $1 per share.

    Also impacting treasury stock for the six months ended February 28, 1998, was the repurchase of 546,600 shares of the Company's stock for a total of $58.2 million through the Company's share repurchase program. At February 28, 1998, the remaining number of shares authorized to be repurchased under the Company's program totaled approximately 1.6 million.


MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net loss for the six months ended February 28, 1998, was $47 million on sales of $381 million. After payment of preferred dividends, the net loss attributable to common shareholders totaled $56 million, or $.76 per share. In the first six months of fiscal 1997, the Company recorded a net loss of $47 million, or $.57 per share, on sales of $354 million.

    Due to the seasonality of the seed business, partial-year results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such quarterly comparisons are not emphasized. Typically, most of the Company's revenue and operating profit are generated in the third quarter.

    Results during the first six months of fiscal 1998 were affected by the completion of an agreement with DuPont (see Note 4 of Notes to Consolidated Condensed Financial Statements). Under terms of the agreement, DuPont purchased, at a price of $1.71 billion, preferred voting shares which have subsequently been converted into 16.4 million class B common shares of the Company. The Company used most of the proceeds to purchase a similar amount of common shares through a Dutch auction self-tender. As a result, DuPont's ownership interest in Pioneer stands at approximately 20 percent.

    Current year second quarter results, excluding the impact from the above equity transactions, were a loss of $56 million, or $.68 per share. The following table summarizes the components of the loss per share as reported and excluding the impact from the equity transactions with DuPont:

                                                   As          Excluding Equity
Period Ended February 28, 1997                     Reported      Transactions
--------------------------------------------       --------      ------------
(in millions)

    Reported net loss                              $ (47.3)            $ (47.3)
    Preferred dividends paid                          (8.5)                 --
    Interest benefit from DuPont proceeds               --                (8.9)
                                                    ------              ------

    Loss attributable to common shareholders       $ (55.8)            $ (56.2)
                                                    ======              ======

    Average shares outstanding                        73.5                82.1
                                                    ======              ======

    Net loss per common share                      $  (.76)            $  (.68)
                                                    ======              ======


     In North America, Pioneer(R) brand seed corn hybrids performed well in wide-area testing during the 1997 harvest. After approximately 280,000 side-by-side comparisons conducted by Pioneer during the 1997 harvest, the Company's corn hybrids posted a 6.4 bushel per acre yield advantage over the average of competitors' products. In particular, the Company's Bt products performed exceptionally well, posting nearly a 12 bushel per acre yield advantage over the average of competitors' Bt products. In addition to Bt corn hybrids, new releases for 1998 included high-yielding conventional hybrids, products for the rapidly growing high-oil market, hybrids with better disease resistance, as well as new white and waxy corn hybrids for the starch industry. Demand for new products in the current year is strong.

    Seed corn units invoiced through second quarter are running ahead of last year. In particular, Bt corn unit sales are estimated at approximately 2.5 million for the year. Overall, current year sales of higher-priced new technology seed corn products are estimated to represent approximately 40 percent of total current year seed corn unit sales.

    The price per unit of seed corn sold in North America is increasing as customers move to higher-priced premium products. The level of increase will be affected by product mix and intense price competition in the industry. Per-unit seed corn cost of sales in North America is expected to hold relatively steady compared to 1997.

    Soybean invoicing is running well ahead of year-to-date units a year ago. Glyphosate-resistant products are expected to represent more than 35 percent of total North American soybean sales, compared to 17 percent of total sales a year ago. Therefore, margins in North America should improve because of their premium sales price over elite varieties.

    Weather, currency fluctuations, economic instability, and product performance are the most significant factors that could affect operations outside North America, therefore, predicting results for these operations is more difficult. Operating results for most operations outside the United States should improve from a year ago on a local currency basis, however, the strong dollar is expected to reduce annual reported pre-tax consolidated results by more than $25 million.

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

Six Months Ended February 28, 1998 compared to the Six Months Ended February 28, 1997

    Operating results for the first half of fiscal 1998 were impacted by earlier deliveries in North America and Europe, higher investments in research and product development, selling expenses, and marketing costs supporting the Company's expanded introduction of new corn hybrids, and an increase in net financial income.

Net Sales and Operating Profit (Loss)
(Unaudited, in millions)

                              Quarter Ended                          Six Months Ended
                               February 28,      Increase/             February 28,       Increase/
                          1998          1997    (Decrease)           1998        1997     (Decrease)
                          --------------------------------           --------------------------------
Net sales:
  Corn................  $     254   $     228    $      26       $     277    $     268   $       9
  Other...............         48          36           12             104           86          18
                          -------     -------      -------         -------      -------     -------

Total net sales.......  $     302   $     264    $      38       $     381    $     354   $      27
                          =======     =======      =======         =======      =======     =======

Operating profit (loss):
  Corn................  $      46   $      28    $      18       $     (22)   $     (25)  $       3
  Other...............        (15)        (14)          (1)            (15)         (13)         (2)
                          -------     -------      -------         -------      -------      ------

  Product line operating
    profit (loss).....  $      31   $      14    $      17       $     (37)   $     (38)  $       1

  Indirect general and
    administrative
      expenses........        (24)        (20)          (4)            (45)         (39)         (6)
                          -------     -------      -------         -------      -------     -------

Operating income
  (loss)..............  $       7   $      (6)   $      13       $     (82)   $     (77)  $      (5)
                          =======     =======      =======         =======      =======     =======

Units delivered,
  North America:
    Corn..............     1.723         1.593        .130           1.723        1.594         .129

SEED CORN

North America

    Year-to-date North American seed corn operating loss decreased $6 million from the same period a year ago. Current year unit sales through second quarter reflect only those units that have been delivered to customers, and are running ahead of those recorded in the previous year. The Company does not record a sale until the customer takes delivery of the seed. Seed price per unit also increased compared to the prior year, positively impacting year-to-date results. Current year-to-date operating income was primarily impacted by higher research and product development, selling expenses, and marketing costs supporting the Company's expanded introduction of new corn hybrids.

    Seed corn units delivered are up approximately 8 percent in North America due to earlier deliveries. Invoiced units to date are also running above those during the previous year, and customer deposits were up 12 percent compared to a year earlier. However, several factors could still affect North American seed corn sales, including aggressive discounting by competitors which may result in an increase in the amount of late season returns.

    Net sales price per unit for the first six months of fiscal 1998 increased over the prior year due to a higher-priced mix of current year sales. The Company is excited about the performance of its products, and plans to continue to price products to capture its share of the value of that performance. Beginning in 1997 and into 1998, the Company has introduced a new wave of high-performance hybrids for the North American market. Approximately 40 percent of current year unit sales are expected to be from these new higher-priced technology products introduced in 1997 and 1998. Current year cost of sales per unit should be comparable to last year.

    Research and product development costs in North America increased $7 million, or 18 percent, compared to the same period a year ago. The Company's continued emphasis on developing improved products for customers played a significant role in the current year increase. Integrating new technology is essential to crop genetic improvements. The Company has more than 1,000 agreements with third parties specializing in technology which will help improve the Company's germplasm base and deliver enhanced products to the Company's customers.


Other Regions

    Seed corn operating income outside North America increased $9 million for the first six months of fiscal 1997 compared to the previous year.

    Current year European operations increased $15 million from the same period a year ago. Earlier seed deliveries in Italy and France and sales price increases in Italy were the primary drivers for improved current period results. Strengthening of the U.S. dollar against European currencies had a negative impact of $4 million on current year-to-date reported results. Excluding this impact, the region posted an improvement of approximately $19 million over results the same period a year previous.

     Latin American operations decreased $5 million for the first half of 1997 compared to the same period a year ago.


OTHER PRODUCTS

    The current year operating loss from other products increased $2 million from the loss recorded a year earlier. Higher research and development costs and selling expenses account for most of the current year-to-date change.


INDIRECT GENERAL AND ADMINISTRATIVE EXPENSES

    Current year-to-date indirect general and administrative expenses increased $6 million over 1997 levels. Increased employee compensation costs and higher training and development costs, resulting from investments in information systems within North America and Europe, were a significant part of the current year increase.


NET FINANCIAL AND TAXES

    Current period net investment income for the first six months of fiscal 1998 increased $16 million from what was recorded in the prior year primarily due to interest earned on the net proceeds from DuPont's investment in the Company. Net exchange and other gains and losses were impacted by a gain of $7 million ($.04 per share after taxes and all associated costs) on the sale of one million shares of Mycogen Corporation stock in the first six months of 1997 not present in the same period this year. Also impacting net exchange and other gains and losses was the strengthening U.S. dollar within various regions around the world.

    The worldwide effective tax rate reflected in the first half of fiscal 1998 was 35 percent. The worldwide effective tax rate for the first half of fiscal 1997 was 36 percent. The effective tax rate reflected in the current year is based on all information available to date. The effective tax rate on an annual basis may vary from what is reflected in the current period, in part as a result of the level of earnings and associated tax rates from the various countries in which the Company operates.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

         a.Exhibits

              Financial Data Schedule (Exhibit 27)

         b.Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the six months ended February 28, 1998.

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



                       PIONEER HI-BRED INTERNATIONAL, INC.
                                                     (Registrant)



                           By       /s/   JERRY L. CHICOINE
                           ---------------------------------------
                                JERRY L. CHICOINE
                                Executive Vice President and Chief
                                Operating Officer


                           By       /s/   BRIAN G. HART
                           ----------------------------------------
                                BRIAN G. HART
                                Vice President and Chief
                                Financial Officer