Form 10-Q
period 1998-05-31
PIONEER HI BRED INTERNATIONAL INC
filed 1998-07-08
CIK 78716

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------
                         SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                      Iowa                                                       42-0470520
--------------------------------------------------------------     -----------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


                    800 Capital Square, 400 Locust,  Des Moines,  Iowa 50309
                    --------------------------------------------------------
                            (Address of principal executive offices)

Registrant's telephone number, including area code:         (515) 248-4800
                                                            ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X            No
                                   --------            ----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at June 26, 1998
-------------------------------------              ----------------------------
Common Stock ($1.00 par value)                             192,246,734
Class B Common Stock ($1.00 par value)                      49,333,758

================================================================================

                       PIONEER HI-BRED INTERNATIONAL, INC.


                                      INDEX


                                                                                 PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -- May 31, 1998,
             August 31, 1997, and May 31, 1997..............................      3-4


           Consolidated Condensed Statements Of Operations-- Three Months
             and Nine Months Ended May 31, 1998 and May 31, 1997............        5


           Consolidated Condensed Statements Of Cash Flows-- Nine Months
             Ended May 31, 1998 and May 31, 1997............................        6


           Notes to Consolidated Condensed Financial Statements.............      7-9


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................    10-15


PART II - OTHER INFORMATION

  Item 5.  Market price of and dividends on registrants' common equity and related
             stockholder matters............................................       16

  Item 6.  Exhibits and Reports on Form 8-K.................................       16

  Signatures................................................................       17

                         PART I - FINANCIAL INFORMATION


                       PIONEER HI-BRED INTERNATIONAL, INC.


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)


                                             May 31,        August 31,        May 31,
                      ASSETS                   1998            1997             1997
                                             ----------     -----------     --------

CURRENT ASSETS
    Cash and cash equivalents...........    $     284       $      97       $     183
    Accounts and notes receivable, net..          561             301             489
    Inventories:
      Finished seed.....................          303             245             288
      Unfinished seed...................          102             186              94
      Other.............................            9               9               7
    Deferred income taxes...............           60              57              59
    Prepaid expenses and other current
          assets........................            7               6              11
                                             --------        --------        --------
Total current assets....................    $   1,326       $     901        $  1,131


LONG-TERM ASSETS........................           62              93              87


PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    May 31, 1998 - $517
    August 31, 1997 - $500
    May 31, 1997- $499..................          567             545             542



INTANGIBLES.............................           58              64              66
                                             --------        --------        --------

                                            $   2,013       $   1,603       $   1,826
                                             ========        ========        ========




            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited, in millions)


LIABILITIES AND SHAREHOLDERS'                    May 31,       August 31,       May 31,
EQUITY                                            1998           1997            1997
                                              -----------     ----------      -------

CURRENT LIABILITIES
    Short-term borrowings.................   $      56        $      91       $      28
    Current maturities of long-term debt..           4                6               5
    Accounts payable, trade...............         132               85             167
    Accrued compensation..................          54               60              52
    Income taxes payable..................         166               26             181
    Other accruals........................          67               61              49
                                              --------         --------        --------
      Total current liabilities...........   $     479        $     329       $     482
                                              --------         --------        --------

LONG-TERM DEBT............................   $      17        $      19       $      32
                                              --------         --------        --------


DEFERRED ITEMS
    Postretirement benefits...............   $      92        $      80       $      77
    Income taxes..........................          17               20              11
                                              --------         --------        --------
                                             $     109        $     100       $      88
                                              --------         --------        --------


MINORITY INTEREST IN SUBSIDIARIES.........   $       9        $       7       $       7
                                              --------         --------        --------


SHAREHOLDERS' EQUITY
    Common stock, $1 par value............         279               93              93
    Additional paid-in capital............         242               43              41
    Retained earnings.....................       1,501            1,436           1,499
    Unrealized gain on available-for-sale
      securities, net.....................           1               19              17
    Cumulative translation adjustment.....         (35)             (26)            (13)
                                              --------         --------        --------
                                             $   1,988        $   1,565       $   1,637

    Less:  Cost of common shares
      acquired for the treasury...........        (557)            (393)           (393)
    Unearned compensation.................         (32)             (24)            (27)
                                              --------         --------        --------
                                             $   1,399        $   1,148       $   1,217
                                              --------         --------        --------
                                             $   2,013        $   1,603       $   1,826
                                              ========         ========        ========




            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited, in millions)


                                         Three Months Ended               Nine Months Ended
                                         May 31,      May 31,           May 31,        May 31,
                                          1998          1997              1998           1997
                                      --------------------------       ----------------------


Net sales..........................   $   1,317      $   1,288          $   1,698      $   1,642
                                       --------       --------           --------       --------

Operating costs and expenses:
  Cost of goods sold...............   $     517      $     513          $     716      $     700
  Research and product development.          43             40                115            103
  Selling..........................         193            189                317            305
  General and administrative.......          34             31                103             96
                                      ---------      ---------          ---------      ---------
                                      $     787      $     773          $   1,251      $   1,204
                                       --------       --------           --------       --------

  Operating income.................   $     530      $     515          $     447      $     438

Investment income..................          11              7                 36             16
Interest expense...................          (4)            (2)                (9)            (6)
Net exchange and other gains (losses         22             (1)                14              -
                                           ---------      -------------  ---------      --------


  Income before items shown
    below..........................   $     559      $     519          $     488      $     448

Provision for income taxes.........        (191)          (187)              (166)          (161)
Minority interest and other........          (2)            --                 (3)            (2)
                                       --------       --------           --------       --------


  Net income.......................   $     366      $     332          $     319      $     285
                                       ========       ========           ========       ========

  Preferred stock dividend.........           -              -                (9)              -
                                      ---------      ---------          ---------      ---------

  Net income available to
    common stockholders............   $     366      $     332          $     310      $     285
                                       ========       ========           ========       ========
Income per common share basic*.....   $     1.50     $    1.35          $    1.36      $    1.15
Income per common share diluted*...         1.50          1.34               1.26           1.15

Dividends per common share*........   $     .09      $     .08          $     .26      $     .23

Weighted average number of common
  shares outstanding basic.........       244.0          246.7              228.4          246.9
Weighted average number of common
  shares outstanding diluted.......       245.1          247.4              253.2          247.6

* Not in millions




            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)

                                                            Nine Months Ended
                                                       May 31,           May 31,
                                                         1998              1997

                                                      -----------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................   $     319         $     285
  Noncash items included in net income:
    Depreciation and amortization..................          64                64
    Gain on sale of available-for-sale securities..         (20)               (7)
    Other..........................................          (4)                1
  Net change in assets and liabilities.............         (31)              (75)
                                                       --------          --------
    Net cash provided by operating activities......   $     328         $     268
                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   $     (87)        $     (85)
  Technology investments...........................          (5)              (24)
  Proceeds on sale of available-for-sale securities          40                17
  Other............................................           -                (7)
                                                       ---------         --------
    Net cash used in investing activities..........   $     (52)        $     (99)
                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term borrowings.   $     (30)        $      17
  Purchase of common stock.........................      (1,683)              (24)
  Dividends on common and preferred stock..........         (68)              (57)
  Net proceeds from issuance of preferred stock....       1,701                 -
  Principal payments on long-term borrowings.......          (5)              (11)
                                                       --------          --------
    Net cash used in financing activities..........   $     (85)        $     (75)
                                                       --------          --------

Effect of foreign currency exchange rate changes on
  cash and cash equivalents........................   $      (4)        $     (10)
                                                       --------          --------

   Net increase in cash and cash equivalents.......   $     187         $      84
Cash and cash equivalents, beginning...............          97                99
                                                       --------          --------

CASH AND CASH EQUIVALENTS, ENDING                     $     284         $     183
                                                       ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid for:
    Interest................................          $       9         $       5
                                                       ========          ========
    Income taxes............................          $      35         $      54
                                                       ========          ========

NON CASH FINANCING ACTIVITIES
  Retirement of 16,466,045 shares of treasury stock:
    Common stock............................          $      16         $       -
    Additional paid in capital..............              1,509                 -
                                                      ---------         ---------

    Treasury stock..........................          $   1,525         $       -
                                                       ========          ========

  Stock split in the form of a 200% common
    stock dividend..........................          $     186         $       -
                                                       ========          ========

            See Notes to Consolidated Condensed Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       PIONEER HI-BRED INTERNATIONAL, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of May 31, 1998 and 1997, and the results of operations and cash flows for the nine months ended May 31, 1998 and 1997. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended May 31, 1998, may not be indicative of the results to be expected for the full year.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. Such guarantees totaled approximately $23 million at May 31, 1998 and 1997.

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

4. In September 1997, the Company and E.I. du Pont de Nemours and Company (DuPont) executed an agreement that created one of the world's largest private agricultural research and development collaborations. The companies also formed a joint venture that will market improved quality traits to increase the value of crops for livestock feeders, grain processors, and other end users. The joint venture will not sell seed. Pioneer will be the preferred worldwide provider and marketer of quality trait seed for the joint venture. The joint venture began operations January 1, 1998, and the Company's share of operations for the five months ended May 31, 1998, was not material.

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

6. On March 10, 1998, the Board of Directors approved a three-for-one stock split effected in the form of a 200 percent stock dividend. The stock dividend was paid on April 23, 1998, to shareholders of record on March 27, 1998.

7. Except for the calculation of votes per share, shareholder rights and preferences are substantially the same for both common stock and class B common stock. Pursuant to the Company's existing time phased voting structure every share of common stock is generally entitled to five votes, if it has been beneficially owned continuously by the same holder for a period of 36 months. Holders of class B common stock are entitled to cast votes equal to their percentage of common stock equivalent economic ownership interest in the Company, not to exceed 20%. Both common stock and class B common stock are included jointly in all reference to common stock. The following table summarizes the computation of basic weighted-average common shares outstanding for the periods presented:

    Three Months Ended May 31,                                     1998            1997
    -----------------------------------------------------------------------------------
    (in millions)

        Number of shares of common stock
        outstanding at beginning of period                        245.3           247.0

        Weighted-average number of shares of common
         stock issued during the period                              -                -

        Weighted-average number of shares of
        common stock purchased for the treasury                    (1.3)           (0.3)
                                                                  -----           -----

        Weighted-average number of shares of
        common stock outstanding during the period                244.0           246.7
                                                                  =====          ======



    Nine Months Ended May 31,                                      1998            1997
    -----------------------------------------------------------------------------------
    (in millions)

        Number of shares of common stock
        outstanding at beginning of period                        246.7           247.2

        Weighted-average number of shares of
        common stock issued during the period                      22.8             0.3

        Weighted-average number of shares of
        common stock purchased for the treasury or
        retired                                                   (41.1)           (0.6)
                                                                  -----           -----

        Weighted-average number of shares of
        common stock outstanding during the period                228.4           246.9
                                                                  =====          ======

8. The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:



                                          May 31, 1998                        May 31, 1997
                                  --------------------------------    -------------------------------
                                             Shares                               Shares
                                  Income     Denom-     Per-Share     Income      Denom-    Per-Share
    Three Months Ended            Numerator   inator    Amount        Numerator    inator   Amount
    -------------------------     --------------------------------    -------------------------------
    (in millions, except
       per share amounts)

    Basic earnings per share:
    Net income attributable to
        common shareholders        $    366     244.0    $  1.50       $    332    246.7    $  1.35
                                                          ======                             ======

    Effect of dilutive securities:
    Stock options                        -        1.1                         -        .7
                                    ------    -------                   -------     -----

    Diluted earnings per share:
    Net income attributable to
        common shareholders        $    366     245.1    $  1.50       $    332    247.4    $  1.34
                                    =======  ========     ======        =======   ======     ======




                                          May 31, 1998                        May 31, 1997
                                  --------------------------------    -------------------------------
                                             Shares                               Shares
                                  Income     Denom-     Per-Share     Income      Denom-    Per-Share
    Nine Months Ended             Numerator   inator    Amount        Numerator    inator   Amount
    -------------------------     --------------------------------    -------------------------------
    (in millions, except
       per share amounts)

    Basic earnings per share:
    Net Income                     $    319                            $    285
    Less:  Preferred
        stock dividends                  (9)                                  -
                                    -------                             -------


    Net income attributable to
        common shareholders        $    310     228.4    $  1.36       $    285    246.9    $ 1.15
                                                          ======                             =====

    Effect of dilutive securities:
    Convertible preferred stock           9      23.7                         -        -
    Stock options                         -       1.1                         -       .7
                                    -------   -------                   -------    -----

    Diluted earnings per share:
    Net income attributable to
        common shareholders        $    319     253.2    $  1.26       $    285    247.6    $ 1.15
                                    =======   =======     ======        =======   ======     =====

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at May 31, 1998, consisted of $56 million in direct short-term borrowings from foreign banks.


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



    The increase in the Company's cash position is primarily due to the money remaining after the sale of preferred shares to DuPont and the subsequent Dutch auction self tender, in which Pioneer purchased approximately 20 percent of its outstanding shares.

    Additional paid-in capital and treasury stock were impacted in the current period by the Company's investment agreement with DuPont (see Note 4 of Notes to Consolidated Condensed Financial Statements).

    Also impacting treasury stock for the nine months ended May 31, 1998, was the repurchase of 4.6 million shares of the Company's stock for a total of $160.4 million through the Company's share repurchase program. At May 31, 1998, the remaining number of shares authorized to be repurchased under the Company's program totaled approximately 1.8 million. During June 1998, the Board of Directors authorized the repurchase of 5 million additional shares of the Company's common stock on the open market.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net income for the nine months ended May 31, 1998, was $319 million on sales of $1.7 billion, or $1.26 per diluted share. Net income totaled $285 million, or $1.15 per share, on sales of $1.6 billion for the first nine months of fiscal 1997.

    Due to the seasonality of the seed business, partial-year results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such quarterly comparisons are not emphasized. Typically, most of the Company's revenue and operating profit are generated in the third quarter.

    Results during the first nine months of fiscal 1998 were affected by the completion of an agreement with DuPont (see Note 4 of Notes to Consolidated Condensed Financial Statements). Without the DuPont equity transaction, the Company would have had less cash available for investment, and the Company would not have paid any preferred stock dividends. Current year nine-month results, excluding the impact from the above equity transactions, were income of $308.6 million, or $1.25 per diluted share. The following table summarizes the components of income per share as reported and excluding the impact from the equity transactions with DuPont:


                                          As Reported                 Excluding Equity Transactions
                                             Shares                               Shares
                                  Income     Denom-     Per-Share     Income      Denom-    Per-Share
    Nine Months Ended             Numerator   inator    Amount        Numerator    inator   Amount
    -------------------------     --------------------------------    ----------------------------
    (in millions, except
       per share amounts)

    Net income                     $  319.2                            $  319.2

    Items resulting from the
    DuPont equity transactions:
      Preferred stock dividends        (8.5)                                  -
      Interest benefit from DuPont
        proceeds                          -                               (10.6)
                                    -------                             -------


    Basic earnings per share:
    Net income attributable to
        common shareholders        $  310.7    228.4     $  1.36       $  308.6     245.5   $  1.26
                                                          ======                             ======

    Effect of dilutive securities:
    Convertible preferred stock         8.5     23.7                          -         -
    Stock options                         -      1.1                          -       1.1
                                    -------   ------                    -------     -----

    Diluted earnings per share:
    Net income attributable to
        common shareholders        $  319.2    253.2     $  1.26       $  308.6     246.6   $  1.25
                                    =======   ======      ======        =======    ======    ======



    Aggressive discounting by competitors is putting pressure on the Company's share of the North American seed corn market. However, depending on final corn acreage and seeding rates, the Company is estimating an increase in its share of the North American seed corn market in 1998. This was the result of a quality line-up of seed corn products, which included large volumes of new technology products first introduced in 1997. These products performed well in side-by-side comparisons conducted by Pioneer during the 1997 harvest. In particular, the Company's ECB resistant products performed exceptionally well. In addition to ECB resistant corn hybrids, the new product line-up included high-yielding conventional hybrids, products for the rapidly growing high-oil market, hybrids with better disease resistance, as well as new white and waxy corn hybrids for the starch industry. The Company's ability to quickly increase supply of these high-performing products, due to year-round production capabilities, made them widely available in 1998. Customers had many choices of seed supply available to them during the current selling season. The proven quality of the Company's product line-up played a significant role in current year results.

     There is excitement surrounding Pioneer's soybean operations in North America. Results in 1998 will again reflect record sales and profits from the Company's soybean business. Glyphosate-resistant products represented approximately 40 percent of total year-to-date unit sales, compared to 17 percent of total unit sales a year ago. Soybean margins improved because of the premium sales price of glyphosate-resistant products over elite varieties.

    Operating results for most operations outside the United States are expected to improve from a year ago on a local currency basis, however, the strong dollar reduced current year-to-date reported pre-tax consolidated results by more than $30 million.

    As always, uncertainties exist that could affect the Company's expectations, and fluctuations in expected results are likely, as more information becomes available. Some of the important factors that could cause actual results to vary significantly from management's expectations noted in forward looking statements include the weather, government programs/approvals, commodity prices, changes in corn acreage, intellectual property positions, product performance, product returns, customer preferences, currency fluctuations, and costs.


Nine Months Ended May 31, 1998 compared to the Nine Months Ended May 31, 1997

    Operating income for the first nine months of fiscal 1998 increased $9 million from the same period a year earlier. Excluding the negative impact on year-to-date operating results from the strengthening of the U.S. dollar against foreign currencies, operating income improved approximately $40 million or 9 percent over results from the same period last year. Additional North American seed corn unit sales and a higher sales price per unit, and increased North American soybean unit sales and sale price were the primary factors for the increase.

Net Sales and Operating Profit
(Unaudited, in millions)

                             Quarter Ended                          Nine Months Ended
                         May 31,       May 31,   Increase/          May 31,     May 31,   Increase/
                          1998          1997    (Decrease)           1998        1997     (Decrease)
                        ----------------------------------       -----------------------------------
Net sales:
  Corn:
    North America.....  $     807   $     768    $      39       $     932    $     882   $      50
    Europe............        190         233          (43)            295          323         (28)
    Other Regions.....         25          20            5              72           84         (12)
                        ---------   ---------    ---------       ---------    ---------   ---------
                        $   1,022   $   1,021    $       1       $   1,299    $   1,289   $      10
  Soybeans............        194         174           20             210          182          28
  Other...............        101          93            8             189          171          18
                         --------    --------     --------        --------     --------    --------

Total net sales.......  $   1.317   $   1,288    $      29       $   1,698    $   1,642   $      56
                         ========    ========     ========        ========     ========    ========

Operating profit:
  Corn................  $     468   $     468    $       -       $     446    $     443   $       3
  Soybean.............         56          46           10              40           31           9
  Other...............         28          20            8              29           22           7
                         --------    --------     --------        --------     --------    --------

  Product line operating
    profit............  $     552   $     534    $      18       $     515    $     496   $      19

  Indirect general and
    administrative
      expenses........        (22)        (19)          (3)            (68)         (58)        (10)
                         --------    --------     --------        --------     --------    --------

Operating income......  $     530   $     515    $      15       $     447    $     438   $       9
                         ========    ========     ========        ========     ========    ========

Units delivered:
  Corn:
    North America.....        9.7         9.7            -            11.4         11.3         0.1
     Europe...........        1.7         2.0         (0.3)            2.7          3.0        (0.3)
     Other Regions....        0.3         0.3           -              1.1          1.2        (0.1)
                         --------    --------     --------        --------     --------   ----------
                             11.7        12.0         (0.3)           15.2         15.5        (0.3)
                         ========    ========     =========       ========     ========    =========

  Soybean-North America      11.2        11.0          0.2            12.0         11.6          0.4
                         ========    ========     ========        ========     ========    =========


SEED CORN

North America

    Operating profit in North America improved $23 million over 1997 results. Current year unit sales through third quarter are up approximately 100,000 units over those recorded in the previous year. Sales price per unit increased compared to the prior year, and when combined with per unit cost of sales similar to 1997 unit costs, margins improved nearly $40 million. Higher fixed costs and a stronger U.S. dollar against the Canadian dollar also impacted current year results. The stronger U.S. dollar reduced operating income approximately $3 million. Increased investment in research and product development and higher selling costs reduced operating income approximately $13 million.

     The average net seed corn selling price per unit to customers in North America is expected to increase approximately 4 percent. The Company implemented changes to its replant program during 1998. In previous years seed sold for replant was discounted 50 percent. In 1998 replant seed was provided free of charge. In addition to the program change, adverse weather resulted in significantly higher replanting in 1998. Excluding these two factors, the net selling price of seed in North America would be expected to increase more than 5 percent, from the introduction of several new elite products, which are priced at a premium, and a continued shift in sales mix of products in the current year to higher-priced premium products. Current year per-unit seed corn cost of sales are comparable to a year ago resulting from lower carry-in costs and lower commodity costs related to the 1997 crop.

    An increase in North American market size and estimated market share growth also impacted current year operating results. North American market size is estimated at 83.9 million acres, an increase of 0.7 percent from 1997. Based on current year unit sales, the Company's share of the North American seed corn market is estimated to increase slightly.

    Research and product development costs in North America increased approximately $10 million, or 16 percent, compared to the same period a year ago. The Company's continued emphasis on developing improved products for customers played a significant role in the current year increase. Integrating new technology is essential to crop genetic improvements. The Company has more that 1,000 agreements with third parties specializing in technology which will help improve the Company's germplasm base and deliver enhanced products to the Company's customers.

    Current year-to-date selling fixed costs increased approximately $3 million, or 5 percent, from those recorded in the same period last year. Promotional activities associated with the new product launch in the current year was the primary factor in the current year increase.


Other Regions

    Seed corn operating results outside North America decreased approximately $20 million for the first nine months of fiscal 1998 compared to the same period in the previous year. The primary factor for this decrease is the impact of a stronger U.S. dollar against foreign currencies, which reduced current year operating results approximately $23 million.


SOYBEANS

    Year-to-date soybean operating income improved nearly 30 percent from the prior year, almost entirely the result of record North American operations. Soybean operations continue to grow, and have improved on the record results reflected a year ago.

    Unit sales have increased almost 4 percent, or approximately 450,000 units, from 1997 levels, almost entirely the result of increased acreage. Higher commodity prices and additional acres planted to soybeans from acres coming out of conservation programs have resulted in additional acres planted to soybeans in the current year.

    Net margin improved from a year ago despite higher commodity costs. An increase in list prices for the current year, combined with the sales price effect of glyphosate-resistant products which are sold at a premium, more than offset the increase in unit costs.


OTHER PRODUCTS

    Other products current year operating results improved $7 million over those recorded a year earlier. Wheat, Sunflower, and Canola account for most of the current year-to-date change.


INDIRECT GENERAL AND ADMINISTRATIVE EXPENSES

    Current year indirect general and administrative expenses increased $10 million, or 17 percent, over 1997 levels. Increased employee compensation costs, legal costs and higher training and development costs, resulting from investments in information systems within North America and Europe, were a significant part of the current year increase.


NET FINANCIAL AND TAXES

    Current period net financial income for the first nine months of fiscal 1998 increased $30.5 million from what was recorded in the prior year primarily due to interest earned on the net proceeds from DuPont's investment in the Company. Net exchange and other gains and losses in the current year were impacted by a gain on the sale of two million shares of Mycogen Corporation stock in 1998 and one million shares in 1997. The Mycogen transactions, net of expenses, increased earnings per share $.04 and $.01 for 1998 and 1997, respectively. Also impacting net exchange and other gains and losses was the strengthening of the U.S. dollar against various foreign currencies around the world.

    The worldwide effective tax rate reflected for the first nine months of fiscal 1998 was 34 percent. The worldwide effective tax rate for the same period the year previous was 36 percent. The decrease in the effective tax rate between years increased earnings per share by $.03. The effective tax rate reflected in the current year is based on all information available to date. The effective tax rate on an annual basis may vary from what is reflected in the current period, in part as a result of the level of earnings and associated tax rates from the various countries in which the Company operates.

SUBSEQUENT EVENTS

    On June 29, 1998 severe storms hit the Des Moines metro area causing significant property damage to the area. The Company incurred damage ranging from broken windows and overhead doors to roof damage. With the exception of tree damage, the property damage was insured.

    On June 7, 1998 a fire destroyed several of the Company's greenhouses located in Johnston, Iowa. No one was injured in the fire. Experimental corn and soybean products were lost. However, most of the plant materials destroyed can be replaced through other seed, plants, or plant tissue. The construction of new greenhouses is in progress and in the meantime temporary greenhouse space has been arranged. No research information was lost. Product development and new product introductions will continue as previously planned. The Company's greenhouses were insured.

    The financial effect of these events on the Company's current year operating results will not be material.

                             PIONEER HI-BRED INTERNATIONAL, INC.


                                 PART II - OTHER INFORMATION


Item 5. - Market price of and dividends on registrants common equity and related stockholder matters

    The 1999 Annual Meeting is scheduled to be held on January 26, 1999. A Shareholder intending to present a proposal to the 1999 Annual Meeting and wishing to have such proposal included in the Proxy Statement and form of Proxy to be distributed by the Board of Directors in connection with the 1999 Annual Meeting must submit such proposal no later than August 12, 1998 in writing to the Secretary, Pioneer Hi-Bred International, Inc., 800 Capital Square, 400 Locust Street, P.O. Box 14458, Des Moines, Iowa 50306-3458.

    A Shareholder intending to present a proposal to the 1999 Annual Meeting who does not intend to have such proposal included in the Proxy Statement and form of Proxy, must submit such proposal in writing to the address set forth above. Written notice of the intent to make such a proposal must be given, either by personal delivery or United States Mail, First Class postage prepaid to the address above by October 28, 1998.


Item 6. - Exhibits and Reports on Form 8-K

         a.Exhibits

              Financial Data Schedule (Exhibit 27).

         b.Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended May 31, 1998.

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