Form 10-K
period 1998-08-31
PIONEER HI BRED INTERNATIONAL INC
filed 1998-11-23
CIK 78716

133

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K



  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           For the fiscal year ended August 31, 1998

                                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the transition period from to

                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                      Iowa
         -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   42-0470520
                     -------------------------------------
                      (I.R.S. Employer Identification No.)


             800 Capital Square, 400 Locust, Des Moines, Iowa 50309
             ---------------------------------------------------------
                            (Address of principal executive offices)


                                 (515) 248-4800
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                  Securities registered pursuant to Section 12(b) of the Act:


        Title of each class           Name of each exchange on which registered
  -----------------------------       -----------------------------------------
  Common Stock ($1.00 par value)                 New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                 --------------
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X          No
                                    ------           ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of October 30, 1998, was $5,197,915,599. As of October 30, 1998, 190,533,634 shares of the Registrant's Common Stock, $1.00 par value, were outstanding. As of October 30, 1998, there were also 49,333,758 shares of the Registrant's Class B common stock outstanding to E.I. du Pont de Nemours and Company (DuPont) which are convertible into 49,333,758 shares of the Registrant's Common Stock upon transfer of beneficial ownership of such shares of Class B common stock to a person not a member of a DuPont group (generally defined as an affiliate of DuPont).

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Registrant incorporates by reference portions of the Pioneer Hi-Bred International, Inc. Annual Shareholders' Report for the year ended August 31, 1998. (Items 1, 2, and 3 of Part I, Items 5, 6, 7, and 8 of Part II.)

2. Registrant incorporates by reference portions of the Pioneer Hi-Bred International, Inc. Proxy Statement for the annual meeting of shareholders on January 26, 1999. (Items 10, 11, 12 and 13 of Part III).

                                     PART I

ITEM   1.  BUSINESS

           The description of business contained in the Annual Report to Shareholders for the year ended August 31, 1998 is incorporated herein by reference.

ITEM   2.  PROPERTIES

           The description of properties contained in the Annual Report to Shareholders for the year ended August 31, 1998 is incorporated herein by reference.

ITEM   3.  LEGAL PROCEEDINGS

           The description of legal proceedings contained within Notes 7 and 13 to the Consolidated Financial Statements in the Annual Report to Shareholders for the year ended August 31, 1998 is incorporated herein by reference.

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                     PART II

ITEM   5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           Market Price Of And Dividends On The Registrant's Common Equity And Related Stockholder Matters: Market information for the Registrant's Common Stock contained in the Annual Report to Shareholders for the year ended August 31, 1998 is incorporated herein by reference.

           Sales of Unregistered Securities: Pursuant to the Investment Agreement, E.I. du Pont de Nemours and Company (DuPont) purchased directly from Pioneer Hi-Bred International, Inc. (the "Company") a new Series A Convertible Preferred Stock (the "Preferred Stock") which represents an economic ownership in the Company approximately equal to 20% of the Company's outstanding shares before giving effect to the issuance and approximately 16 2/3% after giving effect to the issuance at a Common Stock equivalent price of $34.67 per share and $1.71 billion in the aggregate. The Preferred Stock was exempt from registration under Section 4(2) of Securities Act of 1933 because it was issued in a private placement to an institutional accredited investor. After the direct issuance of Preferred Stock to DuPont, the Company then launched and completed a self-tender offer to purchase approximately 16.4 million of its Common Stock, par value $1 ("Common Stock") from its Shareholders. After giving effect to the self-tender offer, DuPont had approximately a 20% Common Stock equivalent equity interest in the Company. On January 27, 1998 the Preferred Stock
          was converted to 49,333,758 post split shares of Class B common stock. Shares of Class B common stock are convertible (on the basis of 1 share of common stock per share of Class B common stock) automatically upon the transfer of beneficial ownership of such shares of Class B common stock to a person not a member of a DuPont Group, as defined in the Investment Agreement.


ITEM   6.  SELECTED FINANCIAL DATA

           Selected   financial   data   contained  in  the  Annual   Report  to
           Shareholders for the year ended August 31, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's discussion and analysis of financial condition and results of operations contained in the Annual Report to Shareholders for the year ended August 31, 1998 is incorporated herein by reference.

ITEM   8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements of the Registrant, together with the report thereon of KPMG Peat Marwick LLP contained in the Annual Report to Shareholders for the year ended August 31, 1998 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1998; and the information responsive to the item is incorporated herein by reference.

ITEM  11.  EXECUTIVE COMPENSATION

           Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1998; and the information responsive to the item is incorporated herein by reference.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1998; and the information responsive to the item is incorporated herein by reference.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Reference is made to registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) not later than December 10, 1998; and the information responsive to the item is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) 1. Financial Statements

                  The  consolidated   financial   statements  of  Pioneer
                  Hi-Bred International, Inc. and subsidiaries filed are listed on page 6.

           (a) 2. Financial Statement Schedule

                  The financial statement schedule of Pioneer
                  Hi-Bred International, Inc. and subsidiaries filed are listed on page 6.

           (a) 3. Exhibits

                  The exhibits to the Annual Report of Pioneer Hi-Bred International, Inc. filed are listed on page 6.

           (b)    Reports on Form 8-K

                  None

                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES
                                       OF
                       PIONEER HI-BRED INTERNATIONAL, INC.
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1998


                                      INDEX

Financial Statements

The   following   consolidated   financial   statements   of   Pioneer   Hi-Bred
International,  Inc. and  subsidiaries are incorporated by reference in Part II,
Item 8:

Independent Auditors' Report
Consolidated Balance Sheets - August 31, 1998 and 1997
Consolidated Statements of Income - years ended August 31, 1998, 1997, and 1996 Consolidated Statements of Shareholders' Equity - years ended August 31, 1998, 1997, and 1996 Consolidated Statements of Cash Flows - years ended August 31, 1998, 1997, and 1996 Notes to Consolidated Financial Statements



                                                                                Page

Financial Statement Schedules

The following financial statement schedules of Pioneer Hi-Bred International, Inc. and subsidiaries are submitted in response to Part IV, Item 14:


Independent Auditors' Report................................................      7

Schedule II - Valuation and Qualifying Accounts.............................      8

Exhibits to Annual Report on Form 10-K......................................      9

The financial statement schedule has been omitted as not required, not applicable, or because all the data are included in the financial statements.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Pioneer Hi-Bred International, Inc.:

Under date of September 18, 1998, we reported on the consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related 1998, 1997, and 1996 financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Des Moines, Iowa
September 18, 1998

                       PIONEER HI-BRED INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)

Column A                            Column B       Column C      Column D       Column E

                                                   Additions
                                    Balance At     Charged To                   Balance
                                    Beginning      Costs And     Deductions     At End
Description                         Of Period      Expenses      (Recoveries)*  Of Period

Allowance for Doubtful Accounts:


Year ended August 31, 1998.......   $     23       $     6       $     2        $    27
                                        ----          ----          ----           ----
Year ended August 31, 1997.......   $     23       $     6       $     6        $    23
                                        ----          ----          ----           ----
Year ended August 31, 1996.......   $     19       $     5       $     1        $    23
                                        ----          ----          ----           ----


Inventory Reserves:


Year ended August 31, 1998.......   $     55       $    32       $    40        $    47
                                        ----          ----          ----           ----
Year ended August 31, 1997.......   $     55       $    34       $    34        $    55
                                        ----          ----          ----           ----
Year ended August 31, 1996.......   $     50       $    36       $    31        $    55
                                        ----          ----          ----           ----








*Represents accounts charged off as uncollectible, net of recoveries of bad debts.

                                      INDEX

                     Exhibits to Annual Report on Form 10-K
                           Year Ended August 31, 1998
                       PIONEER HI-BRED INTERNATIONAL, INC.

Exhibit 3.1--Articles of Incorporation (Note 1)................................      10
Exhibit 3.2--ByLaws (Note 2)...................................................      10

Exhibit 4.1--Articles of Incorporation (Note 1)...............................       10
Exhibit 4.2--ByLaws (Note 2)...................................................      10
Exhibit 4.3--Rights Agreement (Note 3)........................................       10
Exhibit 4.4--Specimen of Company's Common Stock Certificate (Note 4)..........       10

Exhibit 10--Material Contracts
          Executive Compensation Plans
          .1  Amended and Restated Stock Option Plan..........................    11-17
          .2  Amended and Restated Deferred Compensation (Note 5).............       10
          .3  Annual Deferred Compensation Plan (Note 6)......................       10
          .4  Supplemental Executive Retirement Plan..........................    18-40
          .5  Amended and Restated Restricted Stock Plan - Performance Based..    41-48
          .6  Amended and Restated Management Reward Program -
                 Performance Based............................................    49-56
          .7  Amended and Restated Directors' Restricted Stock Plan...........    57-61
          .8  Change in Control Severance Compensation Plan for
                 Management Employees.........................................    62-80
          Other Material Contracts
          .9  Investment Agreement dated August 6, 1997 between the Company
                 and E.I.du Pont de Nemours and Company (Note 7).............        10
          .10 Formation Agreement dated August 6, 1997 between the Company
                 and E.I. du  Pont de Nemours and Company (Note 8).............      10
          .11 Research Alliance Agreement dated August 6, 1997 between the
                 Company and  E.I. du Pont de Nemours and Company (Note 9).....      10
          .12 Preferred Seed Support Agreement dated August 6, 1997 between the
              Company and E.I. du Pont de Nemours and Company (Note 10).......       10


Exhibit 13--Annual Report to Shareholders for the fiscal year ended August 31,
1998
          .1 Description of the Company's business............................    81-85
          .2 Selected financial data..........................................    86-87
          .3 Consolidated net sales and operating income (loss) by product....       88
          .4 Management's discussion and analysis of financial condition and
              results of operations...........................................   89-101
          .5 Consolidated financial statements of the Registrant, together with
              Independent Auditors' Report thereon............................  102-126
          .6 Research and product development.................................      126
          .7 Description of properties........................................  126-127
          .8 Market for the Registrant's common stock.........................      127

Exhibit 21--Subsidiaries of Registrant........................................  128-130

Exhibit 23--Consents of experts and counsel...................................      131

Exhibit 27--Financial data schedule...........................................      134

See Notes for Exhibits to Annual Report on Form 10-K

                                      INDEX


                Notes for Exhibits to Annual Report on Form 10-K
                           Year Ended August 31, 1998
                       PIONEER HI-BRED INTERNATIONAL, INC.


Note 1. Incorporated herein by reference to Exhibit 4.2 of the Company's Form S-8, filed September 15, 1998

Note 2. Incorporated herein by reference to Exhibit 4.3 of the Company's Form S-8, filed September 15, 1998

Note 3. Incorporated herein by reference to Exhibit 1 of the Company's Form 8-A/A-1, filed March 14, 1995, and Exhibit 1 of the Company's Form 8-A/A-2, filed August 28, 1997.

Note 4 Incorporated herein by reference to Exhibit 4.5 of the Company's Form S-8 Registration Statement, filed July 26, 1996.

Note 5. Incorporated herein by reference to Exhibit 10.2 of the Company's 1993 Annual Report on Form 10-K, filed November 29, 1993.

Note 6. Incorporated herein by reference to Exhibit 10.3 of the Company's 1993 Annual Report on Form 10-K, filed November 29, 1993

Note 7. Incorporated herein by reference to Exhibit 1 of the Company's Form 8-K filed August 8, 1997

Note 8.  Incorporated  herein by reference to Exhibit c(1) of the  Company's
         Schedule 13e-4 filed September 25, 1997.

Note 9.  Incorporated herein by reference to Exhibit c(2) of the Company's
         Schedule 13e-4 filed September 25, 1997

Note 10. Incorporated  herein by reference to Exhibit c(4) of the Company's
         Schedule 13e-4 filed September 25, 1997.

                                             AMENDED AND RESTATED
                                      PIONEER HI-BRED INTERNATIONAL, INC.
                                               STOCK OPTION PLAN

1.      Establishment of the Plan.

        a) The Company hereby establishes the Pioneer Hi-Bred International, Inc. Stock Option Plan (the "Plan").

        b)     Purpose.

               The intent of the Plan is to assure that executives and other key employees have a concrete interest in the long-term success of the Company and to give such employees the long-term perspective required in an industry which takes several years to develop a product, and to align the interest of such employees with the long-term interests of shareholders.

2.      Definitions.

          a) "Board" means the Board of Directors of Pioneer Hi-Bred International, Inc.

          b) "Change in Control" means (i) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended (the "1934 Act")), or of record, of securities of Pioneer Hi-Bred International, Inc. representing twenty-five percent (25%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons acting in concert, other than (A) the Corporation and/or (B) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Corporation, including a trust established pursuant to any such plan, or (ii) the nomination and election of twenty-five percent (25%) or more of the members of the Board of the Corporation without recommendation of such Board. The ownership of record of 25% or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors of the Corporation by a person engaged in the business of acting as nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Change in Control.

        c) "Committee" means the Compensation Committee of the Board of Directors of the Company or any successor committee.

        d) "Company" means Pioneer Hi-Bred International, Inc., an Iowa Corporation and any division, subsidiary or affiliate thereof.

        e) "Competition" shall mean (i) engaging, directly or indirectly, whether as an employee, independent contractor, consultant, or otherwise, in a business similar to the business of the Company, and/or (ii) owning, managing, operating, controlling, being employed by or having a financial interest in, or being connected in any manner with, the ownership, management, operation, or conduct of any such similar business, provided that mere ownership (directly, indirectly or beneficially) of the stock of a corporation representing less than five percent (5%) of such corporation's outstanding stock shall not be considered competition.

        f) "Early Retirement" means retirement of a Participant, who remains in the employ of the Company until his retirement on or after age fifty-five (55) but prior to age sixty-five (65). Notwithstanding the prior sentence, the Participant must complete five (5) years of full time service with the Company before such retirement.

        g) "Fair Market Value" of a share of Common Stock of the Company shall mean, with respect to the date in question, either (x) the average of the highest and lowest officially-quoted selling prices on such exchange or (y) the closing sale price of such stock, as selected by the Committee; or if the Company's Common Stock is not quoted by NASDAQ, traded on such an exchange, or otherwise traded publicly, the value determined, in good faith, by the Committee.

        h) "Normal Retirement" means retirement by a Participant who remains in the employ of the Company until age 65 or any time on or after the Participant attains age 65.

        i) "Option" means an option granted under this Plan.

        j) "Participant" means an employee who is eligible to participate in this plan under Section 4.

        k) "Plan" means the Pioneer Hi-Bred International, Inc. Stock Option Plan as amended from time to time.

        l) "Shares" means the Common Stock, $1 par value, of Pioneer Hi-Bred International, Inc.

        m) "Termination for Cause" means termination as determined by the Committee, except after a Change in Control, "Termination for Cause" shall mean the termination of employment of a Participant as a direct result of an act or acts of dishonesty, constituting a felony under the laws of the United States or the State of Iowa and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company. An act or acts of dishonesty constituting a felony will be deemed to occur only if the act or acts constituting the felony are established either by (a) the specific admission of the Participant or (b) a final nonappealable judgment of a court of competent jurisdiction.

3.      Administration.

        a) Administration. The Plan shall be administered by the Committee. The Committee shall have authority to make all determinations required under the Plan, to interpret the Plan, to decide questions of facts arising under the Plan, to formulate rules and regulations covering the operation of the Plan and to make all other determinations necessary or desirable in the administration of the Plan. The decisions of the Committee on any questions concerning or involving the interpretation or administration of the Plan shall be final and conclusive.

        b) Delegation of Authority. The Committee may delegate, to the extent allowed by law, to any officer of the Company its duties under the Plan pursuant to such conditions or limitations as the Committee may establish, except that only the Committee may select, and grant Options to, Participants who are subject to
               Section 16 of the Securities Exchange Act of 1934.

4.      Participation.

        Participation in the Plan shall be limited to executive officers and those other key employees of the Company and its subsidiaries selected by the Committee.

        Directors who are officers of the Company shall be eligible to participate in the Plan. No director who is not an officer of the Company and no member of the Committee shall be eligible to participate in the Plan.

5.      Grants.

        The Committee may from time to time grant to Participants Options for such number of Shares as the Committee shall determine in its sole discretion (such individuals to whom grants are made being herein called "Optionees"). The Options granted shall take such form as the Committee shall determine, subject to the following terms and conditions.

        a) Price. The price per share deliverable upon the exercise of each Option ("exercise price") shall not be less than 100% of the Fair Market Value of the Shares on the date the option is granted.

        b) Exercise. Options may be exercised in whole or in part upon payment of the exercise price of the Shares to be acquired. Payment shall be made in cash or, in the discretion of the Committee, in shares previously acquired by the Participant and held by the Participant for at least six months or a combination of cash and such shares of Common Stock. The Fair Market Value of shares of Common Stock tendered on exercise of Options shall be determined on the date of exercise.

        c) Exercise Through a Broker. Options may be exercised in whole or in part upon delivery (including by fax) to the Company of an irrevocable written notice of exercise with irrevocable instructions to a broker-dealer to sell (or margin) some or all of the Shares and deliver sale (or margin loan) proceeds directly to the Company to pay the exercise price and withholding taxes. The date on which such notice is received by the Company shall be the date of exercise of the option, provided that within three business days of the delivery of such notice the funds to pay for exercise of the option are delivered to the Company by a broker acting on behalf of the Optionee either in connection with the sale of the shares underlying the option or in connection with the making of a margin loan to the Optionee to enable payment of the exercise price of the option. In connection with the foregoing, the Company will provide a copy of the notice and instructions to the aforesaid broker upon receipt by the Company of such notice and will deliver to such broker, within three business days of the delivery of such notice to the Company, a certificate or certificates (as requested by the broker) representing the number of shares underlying the option that have been sold by such broker for the Optionee.

        d) Terms of Options. The term during which each option may be exercised shall be determined by the Committee, but in no event shall an option be exercisable in whole or in part in less than one year unless accelerated as set forth herein or, more than ten years and one day from the date it is granted.

               All rights to purchase shares pursuant to an option shall, unless sooner terminated, expire at the date designated by the Committee. The Committee shall determine the date on which each option shall become exercisable and may provide that an option shall become exercisable in installments. The shares constituting each installment may be purchased in whole or in part at any time after such installment becomes exercisable, subject to such minimum exercise requirement as is designated by the Committee. The Committee may accelerate the time at which any option may be exercised in whole or in part. The Optionee shall not be entitled to any voting rights on any stock represented by outstanding Options.

        e) Termination of Employment; Change in Control. If an Optionee ceases to be an employee of the Company due to Normal Retirement, death or total and permanent disability, a) each of the Optionee's unvested and unexpired Options shall become fully vested, and b) each of the Optionee's exercisable Options (including those Options vested in clause a of this paragraph) shall only remain exercisable for, and shall otherwise terminate at the end of, a period of one year or for such other period as the Committee determines in its sole discretion from the date of termination of employment. Notwithstanding the above, an Option shall not be exercisable after its expiration date established pursuant to section 5d.

               If an Optionee ceases to be an employee of the Company upon the occurrence of his or her Early Retirement, a) the Committee in its sole discretion may vest all or a portion of the Optionee's options, b) each of the Optionee's exercisable Options vested in clause a of this paragraph shall only remain exercisable for, and shall otherwise terminate at the end of, a period determined by the Committee in its sole discretion, and c) each of the Optionee's exercisable Options (excluding those Options vested in clause a of this paragraph) shall only remain exercisable for, and shall otherwise terminate at the end of a period of one year or for such other period as the Committee determines in its sole discretion after the date of Early Retirement. Notwithstanding the above, an Option shall not be exercisable after its expiration date established pursuant to section 5d.

               If an Optionee ceases to be an employee of the Company due to Termination for Cause (including after a Change in Control), each of the Optionee's Options (including both vested and unvested options) shall be forfeited.

               If an Optionee ceases to be a full time employee of the Company for any reason other than death, Disability, Normal or Early Retirement or Termination for Cause, each of the Optionee's then exercisable Options shall only remain exercisable for, and shall otherwise terminate at the end of, a period of 90 days or for such other period as the Committee determines in its sole discretion after the date of termination of employment. Notwithstanding the above, an Option shall not be exercisable after its expiration date established pursuant to section 5d. All of Optionee's Options that were not exercisable on the date of such termination shall be forfeited.

               Notwithstanding anything to the contrary herein, if a participant ceases to be a full time employee of the Company or any subsidiary, for any reason other than Termination for Cause, the Committee at its sole discretion a) may accelerate the vesting of any unvested Option so that it will become fully vested and exercisable as of the date of such participant's termination of employment and b) may establish a period for which any exercisble Option (including those Options vested in clause a of this paragraph) shall remain exercisable. Notwithstanding the above, an Option shall not be exercisable after its expiration date established pursuant to section 5d.

               If there is a Change in Control of the Company, there will be an automatic acceleration of the vesting of any outstanding Option so that it will become fully vested and exercisable upon the Change in Control and except only for Termination for Cause or engaging in Competition, shall remain exercisable until its expiration date established pursuant to section 5d.

        f) Competition. Notwithstanding the above, unless an Optionee receives written consent to do so from the Company, if the Optionee engages in Competition each of the Optionee's Options (including both vested and unvested options) shall be forfeited. Such consent must explicitly refer to the Optionee's stock Options to be effective.

        g) Maximum. The maximum number of shares with respect to which stock options may be granted to any single individual in any period covering five consecutive Plan Years shall not exceed 500,000 shares.

6.      Shares Available for the Plan.

        a) Number. Subject to adjustments as provided in Section 8, the total number of Shares that may be issued pursuant to the Plan shall not exceed 3,000,000. These Shares may consist, in whole or in part, of authorized but unissued shares or shares reacquired by the Company including, without limitation, Shares purchased in the open market, and not reserved for any other purpose.

        b) Reacquired Shares. If, at any time, any Option expires or terminates unexercised or fails to vest, such unpurchased Shares shall thereafter be available for further grants under the Plan.

7.      Written Agreement.

        Each employee to whom a grant is made under the Plan shall enter into a written agreement with the Company that shall contain such provisions, consistent with the provisions of the Plan, as may be established by the Committee.

8.      Adjustments.

        In the event of any change in the outstanding shares of stock of the Corporation by reason of a stock dividend, stock split, recapitalization, merger, consolidation, combination, or exchange of shares or other similar corporate change, the Committee in its sole discretion shall make such adjustments as it deems appropriate in the aggregate number and kind of shares issuable under the Plan, in the number and kind of shares covered by grants made under the Plan, and in the exercise price of outstanding Options, and such determination shall be conclusive. In the event of any liquidation, dissolution, merger, consolidation or other reorganization ("Transaction"), the Options shall continue in effect in accordance with their respective terms, except that following a Transaction each Optionee shall be entitled to receive in respect of each Share subject to any outstanding Options, as the case may be, upon exercise of any Option, the same number and kind of stock, securities, cash, property, or other consideration that each holder of a Share was entitled to receive in the Transaction in respect of a Share. After the Distribution Date as defined in the Rights Agreement between Pioneer Hi-Bred International Inc. and the First National Bank of Boston as Rights Agent, the Committee will make adjustments to avoid the dilutive impact of the exercise of rights or the exchange of rights pursuant to such agreement.

9.      Withholding of Taxes.

        The Company may require, as a condition to any grant under the Plan or to the delivery of certificates for shares issued hereunder, that the grantee pay to the Company, in cash, any federal, state or local taxes of any kind required by law to be withheld with respect to any grant, vesting, exercise or any delivery of shares or Options. Participants may pay such taxes through a) the withholding of shares otherwise deliverable to such Participant in connection with the exercise of the Option, b) the delivery to the Company of Shares otherwise acquired by the participant, or c) through the brokerage exercise feature described in Section 5(c). The Shares withheld by the Company or Shares tendered to the Company for satisfaction of tax withholding obligations under this section shall be valued in the same manner as used in computing the withholding taxes under applicable law. The Company, to the extent permitted or required by law, shall have the right to deduct from any payment of any kind (including salary or bonus) otherwise due to a Participant any federal, state or local taxes of any kind required by law to be withheld with respect to any grant, or vesting of Options under the Plan or delivery of shares, or to retain or sell without notice a sufficient number of the Shares to be issued to such Participant to cover any such taxes, provided that the Company shall not sell any such shares if such sale would be considered a sale by such Participant for purposes of Section 16 of the Exchange Act.

10.     Listing and Registration.

        If the Committee determines that the listing, registration, or qualification upon any securities exchange or under any law of shares subject to any Option is necessary or desirable as a condition of, or in connection with, the granting of same or the issue or purchase of shares thereunder, no such Option may be exercised in whole or in part unless such listing, registration or qualification is effected free of any conditions not acceptable to the Committee.

11.     Transfer of Employee and Leaves of Absence.

        Transfer of an employee from the Company to a Subsidiary, from a Subsidiary to the Company, and from one Subsidiary to another shall not be considered a termination of employment. Nor shall it be considered a termination of employment if an employee is placed on military or sick leave or such other leave of absence which is considered as continuing intact the employment relationship; in such a case, the employment relationship shall be continued until the date when an employee's right to reemployment shall no longer be guaranteed either by law or by contract.

12. Duration of the Plan.

        The date of commencement of the Amended and Restated Plan shall be March 10, 1998. The Plan shall continue until terminated by the Board. Any Options granted prior to shareholder approval may not be exercised until, and will be void unless, shareholder approval is obtained as required by applicable laws.

13. Amendment and Termination of the Plan.

        a) Amendment. This Plan may be amended by the Board, without shareholder approval except as otherwise required by the law.

        b) Termination. The Company reserves the right to terminate the Plan at any time by action of the Board.

        c) Existing Options. Neither amendment nor termination of this Plan shall affect any outstanding Options. However, with the consent of the grantee affected thereby, the Committee may amend or modify the grant of any outstanding Option in any manner to the extent that the Committee would have had the authority to make such grant as so modified or amended, including without limitation to change the date or dates as of which an option becomes exercisable without limitation.

14.     Provisions Applicable Solely to Insiders.

        Persons subject to Section 16 of the Securities and Exchange Act of 1934, as amended ("Section 16") with respect to securities of the Company, may have to comply with additional rules imposed by the Company to ensure compliance with Section 16.

15.     Miscellaneous

        a) No Contract of Employment. Nothing in this Plan shall be construed as a contract of employment between the Company and any Participant. Nothing in this Plan shall be deemed to constitute a contract for services between the Company and a Participant, and nothing contained in the Plan shall be deemed to give a Participant any right to continue furnishing services to the Company or the Company any right to demand such services. Nothing in this Plan shall be construed as an elimination of the right of the Company to discharge a Participant, with or without cause.

        b) Severability. If any provision of this Plan is held to be illegal, invalid, or unenforceable, such illegality, invalidity or unenforceability shall not affect the remaining provisions of this Plan, and such provision shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never been inserted.

        c) Governing Law. This Plan shall be governed by the laws of the State of Iowa without reference to the principles of conflict of laws therein.

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

        Section 1.2. Effective Date. The effective date of the amended and restated Plan is March 10, 1998.

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

                                   ARTICLE II

                                   Definitions


        As used in this Plan, the following terms shall have the following meanings:

        Section 2.1. " Actuarial Equivalent" means a benefit having the same value as the benefit which such Actuarial Equivalent replaces. The determination of an Actuarial Equivalent shall be based on an annual interest rate assumption of eight percent (8%) and the 1984 Unisex Pension Mortality Table with the ages in said table set back one (1) year.

        Section 2.2. "Base Income" means the average of the Executive's Compensation in the last full Fiscal Year prior to the Executive's Normal Retirement, Early Retirement, Death, or Disability determination, whichever occurs first, and the three immediately preceding Fiscal Years.

        Section 2.3. "Beneficiary" means the person or persons designated pursuant to Section 4.10 by a Participant, or subsequent to the Participant's death, the Participant's spouse, to receive the benefits under this Plan if the Participant and the Participant's spouse do not live to receive benefits through the Term Certain Expiration Date. If such designation is not made, "Beneficiary" means the legal representative of the Participant or of the Participant's spouse, if a spouse survives the Participant.

        Section 2.4. "Board of Directors" means the Board of Directors of Pioneer Hi-Bred International, Inc. or a committee of the Board of Directors appointed to administer the Plan.

        Section 2.5.          "Change  in  Control"  means  (a)  the
acquisition,   whether   directly, indirectly,  beneficially  (within the
meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "1934 Act")), or of record, of securities of Pioneer Hi-Bred International, Inc. representing twenty-five percent (25%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons acting in concert, other than (I) the Company and/or (II) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company, including a trust established pursuant to any such plan, or (b) the nomination and election of twenty-five percent (25%) or more of the members of the Board of Directors of Pioneer Hi-Bred International, Inc., without recommendation of such Board of Directors. The ownership of record of twenty-five percent (25%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors of Pioneer Hi-Bred International, Inc. by a person engaged in the business of acting as a nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Change in Control.

        Section 2.6 "Company" means Pioneer Hi-Bred International, Inc., an Iowa corporation, and all wholly-owned subsidiaries of Pioneer Hi-Bred International, Inc.

        Section 2.7. "Company Long-Term Disability Plan" means a group disability plan which is sponsored by the Company or one of its Subsidiaries and for which premiums are paid by the Company or one of its Subsidiaries or which is funded by the Company or one of its Subsidiaries without the payment of premiums by the Participant. It does not include a plan or a portion of the plan for which premiums are paid by the Participant.

     Section 2.8. "Compensation" means all amounts paid or allocated by the Company to the Executive for services rendered to the Company, including any bonuses, restricted stock grants and any amounts which the Executive would have received but for the Executive's election to defer the compensation in return for the unsecured promise of the Company to make payments after retirement or other termination of employment. Restricted stock grants, bonuses and other compensation will be included as part of compensation for the Fiscal Year in which the service was rendered. Restricted Stock will be valued on the date of grant without regards to restrictions. Notwithstanding the above definition, Compensation shall not include:

(a)     Company contributions to any qualified pension or profit-sharing plan.
                  (b)    Director's fees.
                  (c) Amounts paid as reimbursement for expenses incurred o behalf of the Company.
                  (d) Amounts includible in the income of the Executive due to personal use of Company automobiles, aircraft, or other facilities or services, or due to payment of travel expenses for the Executive's spouse.
                  (e) Incidental benefits paid on behalf of the Executive such as hospitalization insurance, health and accident insurance and group life insurance.
                   (f)   Extraordinary   and   nonrecurring   expenses  such  as
                         severance pay, lump sum payments made to terminate an employment contract, and relocation expenses, including mortgage interest differential payments and relocation bonuses.
                   (g)       Dividends paid on restricted stock.
                   [(h)  Stock Options.]


Compensation shall include all amounts contributed under a salary reduction agreement by the Participant to a plan maintained by the Company pursuant to
Section 401(k) or Section 125 of the Internal Revenue Code of 1986, as amended.

        Section 2.9. "Competitive Activities" means (a) engaging, directly or indirectly, whether as an employee, independent contractor, consultant, or otherwise, in a business similar to the business of the Company, during the period of the Executive's employment with the Company, and/or (b) owning, managing, operating, controlling, being employed by or having a financial interest in, or being connected in any manner with the ownership, management, operation, or conduct of any such similar business, provided that mere ownership (directly, indirectly or beneficially) of the stock of a corporation representing less than five percent (5%) of such corporation's outstanding stock shall not be considered a Competitive Activity.
        Section 2.10. "Date of Potential Change in Control" means the date as of which the Board of Directors determines that a Potential Change of Control has occurred under Section 5.2 of Article V.
        Section 2.11. "Disability" means permanent long-term disability for which the Executive would be entitled to disability benefits under any Company Long-Term Disability Plan. Such determination shall be made in the sole discretion of the Board of Directors and the decision of the Board of Directors shall be final.
        Section 2.12. "Disability Retirement" means retirement of a participant who has a disability and who has requested disability retirement, and that is accepted and approved by the Board of Directors in its sole discretion prior to a participant reaching age 65.
        Section 2.13. "Early Retirement" means retirement accepted and approved by the Board of Directors in its sole discretion prior to a Participant reaching age sixty-five (65) who remains in Full Time Employment until age fifty-five
(55), or if later, the date of which the Participant completes five (5) years of service with the Company.
        Section 2.14. "Executive" means a key executive employee of th Company who is designated as such by the Board of Directors under Section 3.1.
       Section 2.15 "Fiscal Year" means the 12 month period beginning September 1 and ending August 31.

        Section 2.16. "Full-Time Employment" means employment as a full-time salaried employee of the Company or its Subsidiaries, including any period of determined Disability unless Disability Retirement is accepted and approved by the board of directors.

        Section 2.17.        "Integration Benefits" means the sum of
(a)  Social  Security  benefits,   (b)  retirement   benefits  provided  by  any
jurisdiction outside the United States, whether coverage is mandatory or elective, (c) retirement or survivorship benefits received under any pension or profit sharing plan of the Company that qualifies for treatment under Section 401 of the Internal Revenue Code of 1986, as amended, but not including benefits received under a plan including a cash or deferred arrangement (within the meaning of Section 401(k) of the Internal Revenue Code of 1986, as amended) or an employee stock ownership plan (within the meaning of Section 4975(e)(7) of the Internal Revenue Code of 1986, as amended), and (d) retirement or survivorship benefits received under any pension or profit sharing plan of the Company maintained for the benefit of nonresident alien employees with no U.S. source income. For purposes of this Plan, "Social Security Benefits" shall be deemed to be zero until the Participant first begins receiving Social Security benefit payments. Thereafter, Social Security benefits shall equal the actual amount of Social Security benefits which the Participant receives when the Participant first begins receiving benefits. For purposes of this Plan, a Participant shall be deemed to have elected to receive any benefits the Participant is entitled to receive under any qualified plan in the form of 15-year certain and life annuity based on the actuarial assumptions contained in such qualified plan, or, if no actuarial assumptions are contained in such qualified plan, based upon the actuarial assumptions specified in the Pioneer Hi-Bred International, Inc. Retirement Plan. The retirement benefits provided by any jurisdiction outside the United States shall be deemed to be an amount certified by a consulting firm selected by the Company. Subject to the foregoing and as set forth in Article IV, the Participant's Integration Benefits shall be determined by the Corporate Human Resources Department as of the date of the Participant's Normal Retirement, Early Retirement, death, or Disability determination and shall not thereafter be adjusted on account of cost-of-living adjustments; or otherwise.

        Section 2.18. "Involuntary Termination of Employment" means (a) the termination of employment of a Participant by the Company other than Termination for Cause, (b) the resignation or retirement of a Participant for Stated Good Reason, or (c) in the case of a Participant who is in the Full-Time Employment of a domestic Subsidiary, either (I) the sale of a substantial portion of the assets of the Subsidiary within the meaning of Section 280G of the Internal Revenue Code of l986, as amended, or (II) the acquisition by an unrelated third party of ownership of more than fifty percent (50%) of the then outstanding stock, capital, or profits interest of the Subsidiary. The Board of Directors, in its sole discretion, shall determine whether the acquisition by an unrelated third party of ownership of an interest in a foreign subsidiary constitutes an Involuntary Termination of Employment.
         Section  2.19. "Letter  of  Credit"  means  one  or  more  irrevocable agreements issued to the Company by one or more banks that on the date of delivery of the letter of credit have (a) a minimum asset size of $200 million, and (b) a credit rating of not less than A-2 from Standard & Poor's or P-2 from Moody's Investor Services Inc., under which the Minimum Amount is available for the account of the Company.
        Section 2.20. "Minimum Amount" means an amount that is no less than one hundred percent (100%) of the change-in-control benefits that would be provided under Section 4.9 of this Plan if each Participant were entitled to change-in-control benefits on the Date of Potential Change in Control.
        Section 2.21. "Named Fiduciary" means the Corporate Human Resources Department of Pioneer Hi-Bred International, Inc.
        Section 2.22. "Normal Retirement" means retirement by a Participant who remains in the employ of the Company until age 65 at any time on or after the Participant attains age 65.
        Section 2.23. "Participant" means an Executive who is designated as eligible to participate in this Plan by the Board of Directors.
        Section 2.24. "Plan" means the Pioneer Hi-Bred International, Inc. Supplemental Executive Retirement Plan, as amended from time to time.
        Section 2.25.  "Potential Change in Control" means:
               (A) The execution by Pioneer Hi-Bred International, Inc. of a written agreement which, if consummated, would constitute a Change in Control.

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

               (C) The acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the 1934 Act), or of record, of securities of Pioneer Hi-Bred International, Inc. representing fifteen percent (15%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons acting in concert, other than (I) the Company and/or (II) an employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company, including a trust established pursuant to any such plan. For purposes of this Section 2.25(C), the ownership of record of fifteen percent (15%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors of Pioneer Hi-Bred International, Inc. by a person engaged in the business of acting as a nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Potential Change in Control.
               (D) The occurrence of any other event that the Board of Directors determines is a Potential Change in Control.

        Section 2.26. "Stated Good Reason" means a written determination by a Participant that he reasonably and in good faith cannot continue to fulfill the responsibilities for which he was employed. The Participant's determinations will be conclusively presumed to be reasonable and in good faith if, without the Participant's express written consent the Company (a) reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter, (b) fails to continue any bonus plans in which the Participant was entitled to participate immediately prior to the Change in Control, substantially in the form then in effect, (c) fails to continue in effect any benefit or compensation plan in which the Participant is participating immediately prior to the Change in Control (or plans providing substantially similar benefits), (d) assigns to the Participants any duties inconsistent with the Participant's duties, responsibilities or status immediately prior to the Change in Control, or changes the Participant's reporting responsibilities, titles or offices, or (e) requires the Participant to change the location of his lob or office, so that the Participant will be based at a location more than thirty (30) miles distant by public highway from the location of his job or office immediately prior to the Change in Control.

        Section 2.27. "Subsidiary" means a corporation in which a majority of the voting securities outstanding at the time is owned directly or indirectly by the Company and/or by one or more of its other subsidiaries, or a non-corporate entity in which a majority of the capital or profits interest is owned directly or indirectly by the Company and/or by one or more of its other subsidiaries.

     Section 2.28. "Target Pre-Retirement Survivor Benefit" means the product of the applicable percentage multiplied by the Participant's Base Income. For purposes of the recomputation, restricted stock grants and bonuses will be included in Compensation for the Fiscal Year in which the services was rendered. Restricted stock will be valued on the date of grant without regards to restrictions.

Participant's Age at Date of Death          Applicable Percentage
----------------------------------          --------------------
        Less than 50 years                                75%
        50 to less than 55 years                          70%
        55 to less than 60 years                          65%
        60 to less than 65 years                          60%

However, for purposes of this definition, "Base Income" shall be the Participant's Compensation in the last Fiscal Year completed prior to the Participant's death in which the Participant was not disabled, subject to bonus and restricted stock grant recomputations substituting a four-year average of incentive bonuses paid and restricted stock granted for such Fiscal Year and the three preceding Fiscal Years in lieu of the incentive bonus paid and restricted stock granted in that Fiscal Year.

        Section 2.29. "Target Retirement Benefit" means the product of sixty percent (60%) and the Participant's Base Income.
        Section 2.30. "Term Certain Expiration Date" means the fifteenth anniversary of the event, retirement or death, which causes payment of benefits under the Plan to commence.
        Section 2.31. "Termination for Cause" means the termination of employment of a Participant as a direct result of an act or acts of dishonesty constituting a felony under the laws of the United States or the State of Iowa and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company. An act or acts of dishonesty constituting a felony will be deemed to occur only if the act or acts constituting the felony are established either by (a) the specific admission of the Participant, or (b) a final nonappealable judgment of a court of competent jurisdiction.

        Section 2.32. "Trust" means the Pioneer Hi-Bred International, Inc. Supplemental Executive Retirement Plan Trust established under the Pioneer Hi-Bred International, Inc. Supplemental
Executive Retirement Plan Trust Agreement.
        Section 2.33. "Trust Agreement" means the Pioneer Hi-Bred International, Inc. Supplemental Executive Retirement Plan Trust Agreement.
        Section 2.34. "Trustee" means the banking organization named in the Trust to hold and administer money and property in accordance with the Trust
 Agreement.
        Section 2.35. "Trust Fund" means all money and property delivered to the
Trustee  by  the  Company  under  the  Trust  Agreement,   all  investments  and
reinvestments made therewith or proceeds thereof and all earnings and profits thereon, less all payments and charges authorized under the Trust Agreement.

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

        Prior to being entitled to receive benefits described under clauses (c) and (d) of the first sentence of Section 2.17 because the Participant is receiving disability benefits, there will be no reduction for such benefits. After the Participant is entitled to receive benefits described under clauses
(c) and (d) of the first sentence of Section 2.17, disability retirement benefits will be recalculated with a reduction for such benefits as described in
Section 2.17.

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

      Section 4.4. Post-Retirement Death Benefits. If a Participant dies after benefits become payable under Section 4.1, Section 4.2 or Section 4.3 but before the Participant receives payment of normal, early or disability retirement benefits for 180 months, the Participant's surviving spouse, or in the event the Participant's spouse does not survive him or such spouse dies prior to the Term Certain Expiration Date, the Participant's Beneficiary, shall be entitled to receive a post-retirement death benefit. The amount of annual post-retirement death benefits shall be equal to the annual benefit payable to the Participant under Section 4.1, 4.2 or 4.3 except as set forth below. Reductions for Social Security benefits and Company Long-Term Disability Plan payments will no longer be based upon what was paid to the Participant but will be adjusted based upon the amount of the benefits payable under a Company Long-Term Disability Plan or amount of Social Security benefits payable to the surviving spouse or other Beneficiary because of the Participant's death. If Participant was receiving disability retirement benefits, and the Participant did not receive benefits described under clauses (c) and (d) of the first sentence of Section 2.17, post-retirement death benefits will also be reduced by the payments to surviving spouse or the Participant's Beneficiary received from benefits described under clauses (c) and (d) of the first sentence of Section 2.17. The annual post-retirement death benefit, as so determined, shall be divided by twelve (12) to determine the monthly post-retirement death benefits. The monthly post-retirement death benefits shall be paid on the first day of each month, with benefit payments commencing on the first day of the month immediately following the month of the Participant's death and continuing until the Term Certain Expiration Date. If the Participant's spouse survives the Term Certain Expiration Date, the Participant's spouse shall be entitled to receive a continuing post-retirement death benefit in an amount equal to two-thirds (2/3) of the amount of annual post-retirement death benefits that the surviving spouse was receiving at the Term Certain Expiration Date. The surviving spouse's continuing post-retirement death benefits shall be paid in the form of an annuity for the life of the Participant's surviving spouse.

        Section 4.5. Pre-Retirement Survivor Benefits. If a Participant dies prior to age 65 but while in Full-Time Employment and if the Participant is survived by the participant's spouse, the Participant's spouse shall receive a pre-retirement survivor benefit. In the event the Participant's spouse does not survive him or the Participant's spouse survives but does not live until the Term Certain Expiration Date, the designated Beneficiary shall receive a pre-retirement survivor benefit. The amount of the annual pre-retirement survivor benefit payable to the Participant's surviving spouse shall be equal to the Target Pre-Retirement Survivor Benefit reduced by the Integration Benefits and the amount of benefits the surviving spouse receives under a Company Long-Term Disability Plan. The amount of the annual pre-retirement survivor benefit payable to a Beneficiary other than the Participant's surviving spouse shall be equal to the Target Pre-Retirement Survivor Benefit less Integration Benefits and the amount of benefits the Beneficiary receives under a Company Long-Term Disability Plan. The annual pre-retirement survivor benefit, as so determined, shall be divided by twelve (12) to determine the monthly pre-retirement survivor benefit. The monthly pre-retirement survivor benefits shall be paid on the first day of each month, with benefit payments commencing on the first day of the month immediately following the month of the Participant's death and continuing until the Term Certain Expiration Date. For the purposes of this Section only, the Social Security Benefits included in the Integration Benefits shall be the Social Security Benefits payable to the Surviving Spouse or other beneficiary because of the Participant's death. If necessary, the benefit will be adjusted based upon the amount of the benefits payable under a Company long term disability plan or amount of Social Security benefits payable to the surviving spouse or other Beneficiary. The monthly pre-retirement death benefits for Beneficiaries other than the surviving spouse should only be paid until the Term Certain Expiration Date.

        Section 4.6. Termination of Employment  Benefits.  Except as provided in
Section 4.9, if a Participant's employment terminates prior to age 65, either by the Company or by the Participant, and either with or without cause, no further amounts shall be paid under any provision of this Plan, unless the Board of Directors, in its sole discretion, shall provide that benefits will be paid regardless of the

Participant's termination of employment, provided that death, Early Retirement Disability and Disability Retirement shall not be deemed a termination of employment for purposes of this Section 4.6.
        Section 4.7. Lump Sum Payment. At any time, in the sole discretion of the Board of Directors, the Actuarial Equivalent of the future benefits due under the Plan on behalf of any recipient may be computed and paid in one lump sum.
        Section 4.8. Prohibition of Competitive Activities. Except as provided in Section 4.9, if a Participant engages in Competitive Activities, no further benefits shall be payable under any provision of this Plan.

        Section 4.9.  Change-in-Control Benefits.

               (a) Notwithstanding any other provision of this Plan, in the event of the Involuntary Termination of Employment of a Participant within five
(5) years following a Change in Control, the Participant shall receive change-in-control benefits. Such change-in-control benefits shall be paid in lieu of and not in addition to any other benefits payable under this Plan.
               (b) If, on the date of the Participant's Involuntary Termination of Employment, the sum of the Participant's age and years of service equals at least fifty-five (55), the amount of the Participant's change-in-control benefits shall be an amount equal to the lump sum present value, as of the date of the Participant's Involuntary Termination of Employment, of the monthly normal retirement benefits that would be payable under this Plan determined as if the Participant had (i) remained in Full-Time Employment until age 65, (ii) retired on such date, (iii) received monthly normal retirement benefit payments for 180 months, and (iv) Base Income is equal to the average of the Executive's Compensation in the last full Fiscal Year prior to the Executive's Involuntary Termination and three immediately preceding Fiscal Years. In all other cases, in the event of the Involuntary Termination of Employment of a Participant, the amount of the Participant's change-in-control benefits shall be an amount equal to the lump sum present value as of the date of the Participant's Involuntary Termination of Employment of the monthly early retirement benefits that would be payable under this Plan determined as if the Participant had (i) remained in Full-Time Employment until age 55 (or, if later, the date on which would have completed five (5) years of service), (ii) retired on such date, (iii) received monthly early retirement benefit payments for 180 months, and (iv) Base Income is equal to the average of the Executive's Compensation in the last full Fiscal Year prior to the Executive's Involuntary Termination and three immediately preceding Fiscal Years.
                (c) The Participant's change-in-control benefits shall be paid in a lump sum no later than sixty (60) days following the Participant's Involuntary Termination of Employment. In the event of the Participant's death following the date of the Participant's Involuntary Termination of Employment but prior to payment of the change-in-control benefits, the Participant's change-in-control benefits shall be paid to the Participant's spouse, or, in the event the Participant's spouse does not survive him, the Participant's Beneficiary.
               (d) For purposes of determining the present value of such normal or early retirement benefits for purposes of this Section 4.9, the interest rate assumption shall be the rate used by the Pension Benefit Guaranty Corporation to determine the present value of an immediate benefit upon plan termination as of the first day of the month immediately preceding the date of the Participant's Involuntary Termination of Employment. For the purposes of this Section 4.9, Social Security Benefits included in the Integration Benefits will be zero.

        Section 4.10. Designation of Beneficiary. The Participant, or, subsequent to the Participant's death, the Participant's spouse may designate a beneficiary or beneficiaries, primary and contingent, to receive any post-retirement death benefits or pre-retirement survivor benefits payable under this Plan if the Participant and the Participant's spouse do not live to receive benefits through the Term Certain Expiration Date. Such designation shall be in writing, signed by the Participant or the Participant's spouse, as the case may be, and delivered to the Corporate Human Resources Department of the Company, to be effective when received by the Corporate Human Resources Department. The
Participant, or the Participant's spouse, as the case may be, shall have the right to change such designation, without the consent of any prior beneficiary, by filing a new designation, in the same manner, with the Corporate Human Resources Department of the Company. Any such changes shall be deemed to revoke all prior designations, unless a contrary intention is expressly stated in the change of designation. In the event such designation is not made, any remaining payments to be paid under this

Plan shall be paid to the legal representative of the Participant or of the Participant's spouse, if a spouse survives the Participant.

        Section 4.11. Facility of Payment. If the Board of Directors determines that a Participant, his spouse or Beneficiary is unable to care for his affairs and a legal representative has not been appointed for such person, the Board of Directors may (but shall not be required to) direct that any payments made hereunder shall be made to a spouse, parent, child, or other blood relative of such person, or to anyone found by the Board of Directors properly to have incurred expense for the support and maintenance of such Participant, his spouse or Beneficiary, so long as, under applicable law, such payments are permitted and discharge completely all liabilities of the Company under the Plan.

        Section 4.12. Taxes. The Company shall deduct from any distributions under this Plan the amount of any taxes required to be withheld from such distribution by any federal, state or local government. The Participants, their spouses, Beneficiaries and personal representatives shall bear any and all federal, state, local or other taxes imposed on amounts distributed under this Plan.

        Section 4.13. Benefits Calculations. If necessary, the Company will calculate a benefit based on estimated bonus, restricted stock awards and compensation. The estimates will be determined by the Company in its sole discretion. The Company will recalculate the benefits based on the actual amounts and will adjust the next payment so that that payment and all previous payments equal the amount the employee would have been entitled to if the employee had received his benefits based on the actual amount from the beginning of the payments. Thereafter, payments will be based on the actual amounts.


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


                                   ARTICLE VI

                      Administration and Amendment of Plan


        Section 6.1. Authority of Board of Directors. The Plan shall be administered by the Board of Directors. The Board of Directors shall have plenary authority to select employees who are eligible to participate in the Plan, to make all determinations required under the Plan, to interpret the Plan, to decide all questions of fact arising under the Plan, to formulate rules and regulations covering the operation of the Plan and to make all other determinations necessary or desirable in the administration of the Plan. The decision of the Board of Directors on any questions concerning or involving the interpretation or administration of the Plan shall be final and conclusive. While this Plan is intended to supplement the benefits provided under the Pioneer Hi-Bred International, Inc. Retirement Plan, in interpreting or administering this Plan, the Board of Directors need not consider or be bound by any interpretation of the provisions of the Pioneer Hi-Bred International, Inc.
Retirement Plan or the manner in which such plan is administered.

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

        Section 6.3.  Information Concerning Integration Benefits.

The recipient of benefits under any provision of this Plan shall be required to inform the Company of any amount of Social Security benefits, retirement benefits provided by any jurisdiction outside the United States or any other amount which might affect benefits under this Plan, to be received by the recipient. If such information is requested by the Company, but adequate information is not received prior to five (5) days before the payment date of any payment dependent on the information requested, the benefit payment may be delayed, without interest, until ten (10) days after such information is received.
        Section 6.4. Amendment and Termination. The Plan may at any time be amended, modified or terminated by the Board of Directors. Prior to a Change in Control, no amendment, modification or termination shall, without the written consent of the affected Participant, spouse or Beneficiary, reduce the benefits any such person was receiving under this Plan. In the event of a Change in Control, no amendment, modification or termination shall, without the written consent of the affected Participant, spouse, or Beneficiary, reduce the benefits such person was receiving or the benefits that would be paid upon the Participant's Normal, Early or Disability Retirement, death, or termination of employment, including the benefits that would be paid upon the Participant's Involuntary Termination of a Participant following a Change in Control, under the terms of the Plan immediately prior to the Change in Control.


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

        Section 7.4. No Contract of Employment. Nothing in this Plan shall be construed as a contract of employment between the Company and any Participant. Nothing in this Plan shall be deemed to constitute a contract for services between the Company and the Participant, and nothing contained in this Plan shall be deemed to give the Participant any right to continue furnishing services to the Company or the Company any right to demand such services. Except as provided in Section 4.9, nothing in this Plan shall be construed as a limitation of the right of the Company to discharge the Participant, with or without cause.

        Section 7.5.Binding Effect. This Plan shall be binding upon the Company, its successors and assigns, and upon the Participant, his spouse, his Beneficiary, and their heirs, legatees, executors and personal or legal representatives.
        Section 7.6. Gender; Headings. Any masculine pronoun shall include the feminine and the singular shall include the plural, and vice versa. The headings in this Plan are for convenience of reference only.

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


                       PIONEER HI-BRED INTERNATIONAL, INC.



                                        By  /s/ Charles S. Johnson
                                                Charles S. Johnson
                                                President
By:      /s/ Jerry Chicoine
             Jerry Chicoine
             Secretary

TO:     Corporate Human Resources Department
        Pioneer Hi-Bred International, Inc.
        Suite 700, Capital Square
        Des Moines, Iowa  50309

                                           RE:    Beneficiary Designation

Gentlemen:

Pursuant to Section 4.10 of the Pioneer Hi-Bred International, Inc. Supplemental Executive Retirement Plan, effective as amended and restated March 10, 1998, I hereby designate that benefits payable under certain Sections of the Plan be paid to the following person(s) in the indicated proportions (if none indicated, benefits shall be payable in equal proportion to each person designated):

           (Designated Beneficiaries)                       (Proportion)

           ------------------------                      ----------------
           ------------------------                      ----------------
           ------------------------                      ----------------

If any person is deceased at the time of any payment to be made under the Plan, the payment allocable to that person shall be made to the following person(s) in the indicated proportions (if none indicated, benefits shall be payable in equal proportion to each person designated):

           (Designated Beneficiaries)                       (Proportion)

           --------------------------                     ----------------
           --------------------------                     ----------------
           --------------------------                     ----------------


Notwithstanding any provision of the Plan and this designation to the contrary, in the event that my spouse survives me, he/she [shall] [shall not] have the right to revoke any designation of beneficiaries made herein and thereupon designate the person(s) to receive the benefits described in certain Sections of the Plan.

This beneficiary designation shall remain in full force unless and until canceled or superseded by written notice executed by me and delivered to you before my death.

                                   Very truly,


                                   ------------------------------

                                             AMENDED AND RESTATED

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

        1.2 Effective Date. The effective date of the Amended and Restated Plan is March 10, 1998.

        1.3 Purpose. The purpose of this Plan is to align the interests of key management employees with the long-term interest of shareholders through the ownership and retention of Company stock.

SECTION 2.  DEFINITIONS

        Whenever used herein, the following terms shall have the meanings set forth below:

               (a) "Base Salary" means a Participant's base annual salary as of August 31 of the Plan Year without reduction for contributions or deferrals to various plans.
               (b) "Board" means the Board of Directors of Pioneer Hi-Bred International, Inc. (c) "Change in Control" means (i) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended (the "1934 Act")), or of record, of securities of Pioneer Hi-Bred International, Inc. representing twenty-five percent (25%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons action in concert, other than (A) the Company and/or (B) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company, including a trust established pursuant to any such plan, or (ii) the nomination and election of twenty-five percent (25%) or more of the members of the Board of Directors of the Company without recommendation of such Board of Directors. The ownership of record of 25% or more in number of any class of the then outstanding voting securities the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors of the Company by a person engaged in the business of acting as nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Change in Control.
               (d) "CIC Participant" means an employee 1) who would have been eligible for a grant in respect of the Plan Year prior to the Plan Year in which the Change in Control occurs regardless of whether he or she was terminated after the Plan Year but before the grant or 2) who but for his or her termination, would have been eligible for a grant in respect of the Plan Year in which the Change in Control occurred.
               (e) "Committee" means the Compensation Committee of the Board or any successor Committee.
               (f) "Company" means Pioneer Hi-Bred International, Inc., an Iowa corporation, and any division or subsidiary thereof.

               (g) "Corporate Management Committee" means the Company's committee of executive officers selected by the chief executive officer or any successor committee.
               (h) "The Cumulative Three Years Earnings Per Share" means for a given Plan Year the sum of the Earnings Per Share for the Plan Year and the two previous Plan Years. Plan year for years prior to the effective date shall be the Company's fiscal year.
               (i) "Earnings Per Share" means the after tax earnings per share of outstanding stock plus or minus adjustments to remove the impact of unusual or nonrecurring events.
               (j) "EPS Growth Percentage" means the percentage that corresponds to the Cumulative Three Years Earnings Per Share for the given Plan Year as shown on Attachment 1 or as may be modified prior to the Plan Year by the Compensation Committee. Minimum is 0% with no maximum. Interpolation of actual results is computed between table points. Points beyond 25% are calculated using the same methodology used in calculating the EPS Growth Percentage on Attachment 1.
               (k) "EPS  Multiplier"  means  the  multiplier  as  calculated  in
               Section 5.2. (l) "Fair Market Value" of a share of Common Stock of the Company shall mean, with respect to the date in question, either (x) the average of the highest and lowest selling prices or (y) the closing sale price of such stock, as selected by the Committee; or if the Company's Common Stock is not quoted by NASDAQ, traded on a national exchange, or otherwise traded publicly, the value determined, in good faith, by the Committee.
               (m) "Involuntary Termination of Employment" means (a) the termination of employment of a CIC Participant by the Company other than Termination for Cause, (b) the resignation or retirement of a CIC Participant for Stated Good Reason, or (c) in the case of a CIC Participant who is in the full-time employment of a domestic Subsidiary, either (I) the sale of a substantial  portion  of the  assets of the  Subsidiary  within  the  meaning of
Section 280G of the Internal Revenue Code of 1986, as amended, or (II) the acquisition by an unrelated third party of ownership of more than fifty percent (50%) of the then outstanding stock, capital, or profits interest of the
Subsidiary. The Board of Directors, in its sole discretion, shall determine whether the acquisition by an unrelated third party of ownership of an interest in a foreign subsidiary constitutes an Involuntary Termination of Employment.
               (n) "Key Management Employee" means those employees eligible under Section 4. (o) "Operations Committee" means the Company Committee of officers responsible for various operations as selected by the chief executive officer or any successor committee.
               (p) "Outstanding Stock" means the weighted average daily stock outstanding without giving effect to the dilutive impact of outstanding options.
               (q) "Participant Pay Band" means that Pay Band for which the Participant is categorized pursuant to Section 5.3.
               (r) "Pay Band Target Percentage" means the Reward targets as a percent of Base Salary for a Pay Band or portion thereof as set forth in Section 5.4.
               (s) "Participant" means a Key Management Employee who is awarded and holds Restricted Stock pursuant to the Plan.
               (t) "Pay Band" means job evaluation categories I - VI. The Pay Band may be further divided or consolidated as necessary.
               (u) "Plan" means the Pioneer Hi-Bred International, Inc. Restricted Stock Plan -- Performance-Based, as amended from time to time.
               (v) "Plan Year" means the 12 month period beginning September 1 and ending August 31. (w) "Prior to the Plan Year" means either prior to or within the first ninety days of the Plan Year.
               (x) "Restricted Stock" means the common stock, $1.00 par value, of Pioneer Hi-Bred International, Inc. which is issued or granted pursuant to the Plan.
               (y) "Shares" means the common stock, $1 par value, of the Company. (z) "Stated Good Reason" means a written determination by a CIC Participant that he reasonably and in good faith cannot continue to fulfill the responsibilities for which he was employed. This determination will be conclusively presumed to be reasonable and in good faith if, without the CIC Participant's express written consent, the Company (a) reduces the CIC Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter, (b) fails to continue any bonus plans in which the CIC Participant was entitled to participate immediately prior to the Change in Control, substantially in the form then in effect, (c) fails to continue in effect any benefit or compensation plan in which the CIC Participant is participating immediately prior to the Change in Control (or plans providing substantially similar benefits), (d) assigns to the CIC Participants any duties inconsistent with the CIC Participant's duties, responsibilities or status immediately prior to the Change in Control, or changes the CIC Participant's reporting responsibilities, titles or offices, or (e) requires the CIC Participant to change the location of his job or office, so that the Participant will be based at a location more than thirty (30) miles distant by public highway from the location of his job or office immediately prior to the Change in Control.
               (aa) "Subsidiary" means a corporation in which the majority of the voting securities outstanding at the time is owned directly or indirectly by Pioneer Hi-Bred International, Inc. and/or by one or more of its other subsidiaries, or a non-corporate entity in which a majority of the capital or profits interest is owned directly or indirectly by Pioneer Hi-Bred International, Inc. and/or one or more of its other subsidiaries.
               (ab) "Termination for Cause" means the termination of employment of a CIC Participant as a direct result of an act or acts of dishonesty, constituting a felony under the laws of the United States or the State of Iowa and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company. An act or acts of dishonesty constituting a felony will be deemed to occur only if the act or acts constituting the felony are established either by (a) the specific admission of the Participant or (b) a final no appealable judgment of a court of competent jurisdiction.

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

        EPS Growth Percentage               Multiplier*
        ---------------------               -----------
                0%                          0.00
                1%                          0.08
                2%                          0.17
                3%                          0.25
                4%                          0.33
                5%                          0.42
                6%                          0.50
                7%                          0.58
                8%                          0.67
                9%                          0.75
               10%                          0.83
               11%                          0.92
               12%                          1.00
               13%                          1.00
               14%                          1.00
               15%                          1.25
               16%                          1.40
               17%                          1.55
               18%                          1.70
               19%                          1.85
               20%                          2.00
               21%                          2.05
               22%                          2.10
               23%                          2.15
               24%                          2.20
               25%                          2.25

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

        5.4 Pay Band Target Percent. The following table sets forth the targets as a percent of Base Salary for each respective Pay Band:

               Pay Band             Target
               --------             ------
               CEO                    75%
                      I               60%
                     II               45-50%*
                    III               25-40%*
                     IV               10%

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

        b) The shares to be granted will be determined as of the grant date, or such other date approved by the Committee, based on the Fair Market Value of a share of Common Stock the trading day before the grant. Such value shall be without reference to any restrictions on transfer. Such grants will be made following the end of the Plan Year.

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

SECTION 6.  COMMITTEE CERTIFICATION.

        Before any grant is made the Committee must certify that the multiplier level was in fact reached and all other material terms of the Plan were satisfied.

SECTION 7.  CHANGE IN CONTROL BENEFITS

        7.1 - Benefits. Notwithstanding any other provision of this Plan, in the event of the Involuntary Termination of Employment of a CIC Participant within three (3) years following a Change in Control, the CIC Participant shall receive a cash amount equal to the Change in Control benefits. Such Change in Control benefits shall be paid in lieu of and not in addition to any other benefits for the Plan Year under this Plan.

        7.2 - Amount. The amount of the Change in Control benefit shall equal the amount calculated in clause a(i) of Section 5.5 (with no reduction) prorated for the portion of the Plan Year before Involuntary Termination of Employment of a CIC Participant and subject to the maximum set forth in the second sentence of
Section 5.6. In addition, if the Involuntary Termination of Employment is after a Plan Year, but prior to a grant in respect of that Plan Year, in addition to the amount paid for the Plan Year in which the Involuntary Termination of Employment occurred, the CIC participant shall receive an amount equal to the calculation under clause a(i) of Section 5.5 (with no reduction) for the Plan Year prior to the Involuntary Termination subject to the maximum set forth in the second sentence of Section 5.6.

        7.3 - Amendment & Termination. No amendment or termination of the Plan, 1 year prior to or after a Change in Control, will affect the payments under this Section 7 for Involuntary Termination of Employment after the Change in Control.

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

SECTION 10.  WITHHOLDING OF TAXES

        The Company may require, as a condition to any grant under the Plan or to the release of any restrictions, security interest or escrow hereunder, that the Participant pay to the Company, in cash, any federal, state or local taxes of any kind required by law to be withheld with respect to any grant, vesting or delivery of Restricted Stock. Participants may pay such taxes a) through the withholding of Restricted Stock otherwise deliverable to such Participant in connection with such vesting or delivery or b) the delivery to the Company of Shares otherwise acquired by the Participant. The Restricted Stock withheld by the Company or Shares tendered to the Company for the satisfaction of tax withholding obligations under this section shall be valued in the same manner as used in computing the withholding taxes under applicable law. The Company, to the extent permitted or required by law, shall have the right to deduct from any payment of any kind (including salary or bonus) otherwise due to a Participant any federal, state or local taxes of any kind required by law to be withheld with respect to any grant, vesting or delivery of Restricted Stock under the Plan, or to retain or sell without notice a sufficient number of the Restricted Stock granted or to be granted to such Participant to cover any such taxes, provided that the Company shall not sell any such Restricted Stock if such sale would be considered a sale by such Participant for purposes of Section 16 of the Exchange Act.

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

                       PIONEER HI-BRED INTERNATIONAL, INC.



                                            By:    /s/ Charles S. Johnson
                                                       Charles S. Johnson
                                                       President and CEO


/s/ Jerry L. Chicoine
    Jerry L. Chicoine
    Secretary

                              AMENDED AND RESTATED
                       PIONEER HI-BRED INTERNATIONAL, INC.
                 MANAGEMENT REWARD PROGRAM -- PERFORMANCE-BASED


ARTICLE 1 - ESTABLISHMENT OF THE PLAN

Section 1.1 - Establishment of the Plan

      The Company hereby establishes the Pioneer Hi-Bred International, Inc., Management Reward Program -- Performance- Based (the "Plan").

Section 1.2 - Effective Date

      The effective date of the Amended and Restated Plan is March 10, 1998.

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

Section 2.2 - Board

      Board means the Board of Directors of Pioneer Hi-Bred International, Inc.

Section 2.3 - Change in Control

        Change in Control means (i) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended (the "1934 Act")), or of record, of securities of Pioneer Hi-Bred International, Inc. representing twenty-five percent (25%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons acting in concert, other than (A) the Corporation and/or (B) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Corporation, including a trust established pursuant to any such plan, or (ii) the nomination and election of twenty-five percent (25%) or more of the members of the Board of the Corporation without recommendation of such Board. The ownership of record of 25% or more in number of the total of a) the number of shares of common stock then outstanding,
b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors of the Corporation by a person engaged in the business of acting as nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Change in Control.

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

      EPS Growth Percentage                        Multiplier*
      ---------------------                        ----------
             0%                                    0.00
             1%                                    0.08
             2%                                    0.17
             3%                                    0.25
             4%                                    0.33
             5%                                    0.42
             6%                                    0.50
             7%                                    0.58
             8%                                    0.67
             9%                                    0.75
            10%                                    0.83
            11%                                    0.92
            12%                                    1.00
            13%                                    1.00
            14%                                    1.00
            15%                                    1.25
            16%                                    1.40
            17%                                    1.55
            18%                                    1.70
            19%                                    1.85
            20%                                    2.00
            21%                                    2.05
            22%                                    2.10
            23%                                    2.15
            24%                                    2.20
            25%                                    2.25

      *Minimum is 0% with no maximum. Interpolation of actual results is computed between table points. Beyond 25% each 1% increase in the EPS Growth Percentage corresponds to an .05 increase in the multiplier.

      b) ROE Modifier. ROE Modifier is that modifier as set forth below, or as approved by the Committee Prior to the Plan Year, that corresponds to Return on Equity.

             ROE                              Modifier*

   Less Than 16%                               .80
             17%                               .85
             18%                               .90
             19%                               .95
             20%                              1.00
             21%                              1.05
             22%                              1.10
             23%                              1.15
Greater Than 24%                              1.20

      *Minimum is .80 with a maximum of 1.20. Interpolation of actual results is computed between table points.

Section 5.3 - Participant Pay Band

      Each employee is assigned or reassigned to a Pay Band. An appropriate Pay Band for an employee is determined by considering job factors such as:
1) impact,  2) complexity,  3) knowledge,  skill and competencies, and
4) experience.

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


                       PIONEER HI-BRED INTERNATIONAL, INC.



                                    By:/s/  Charles S. Johnson
                                            Charles S. Johnson
                                            Chairman, President and CEO



/s/ Jerry L. Chicoine
    Jerry L. Chicoine
    Secretary

                              AMENDED AND RESTATED
                       PIONEER HI-BRED INTERNATIONAL, INC.
                        DIRECTORS' RESTRICTED STOCK PLAN


SECTION 1.  ESTABLISHMENT AND PURPOSE

        1.1 Establishment. Pioneer Hi-Bred International, Inc. hereby establishes a stock reward plan for eligible Directors, as described herein, which shall be known as the PIONEER HI-BRED INTERNATIONAL, INC. DIRECTORS' RESTRICTED STOCK PLAN, Amended and Restated as of March 10, 1998, (hereinafter called the "Plan").

        1.2 Purpose. The purpose of this Plan is to align the interests of Directors with the long-term interest of shareholders through the ownership and retention of Company stock.

SECTION 2.  DEFINITIONS

Whenever used herein, the following terms shall have the meanings set forth below:

          (a) "Board" means the Board of Directors of Pioneer Hi-Bred International, Inc.
          (b)  "Change  in  Control"  means  (i)  the
               acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended (the "1934 Act")), or of record, of securities of Pioneer Hi-Bred International, Inc. representing twenty-five percent (25%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors by any "person" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), including any corporation or group of associated persons action in concert, other than (A) the Company and/or (B) any employee pension benefit plan (within the meaning of Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company, including a trust established pursuant to any such plan, or (ii) the nomination and election of twenty-five percent (25%) or more of the members of the Board of Directors of the Company without recommendation of such Board of Directors. The ownership of record of 25% or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors of the Company by a person engaged in the business of acting as nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Change in Control.
          (c) "Committee" means the Compensation Committee of the Board of any successor Committee.
          (d) "Company" means Pioneer Hi-Bred International, Inc., an Iowa corporation.
          (e) "FairMarket Value" of a share of Common Stock of the Company shall mean the average of the highest and lowest selling prices.
          (f)  "Participant" means those Directors eligible under Section 4.
          (g)  "Plan" means the Pioneer Hi-Bred  International,  Inc. Directors'
               Restricted  Stock  Plan,  as  amended  from  time  to  time.
          (h)  "Restricted  Stock" means the common stock,  $1.00 par value,  of
               Pioneer Hi-Bred International, Inc. which is issued or granted pursuant to the Plan.
          (i) "Shares" means the common stock, $1 par  value, of the Company.

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

         7.3   Removal of Restrictions.

          (A)  Vesting of Restricted Stock.
                    (i) Unless earlier forfeited,  as to one-thire (or such
               applicable fraction to reflect deferrals for a period less than 3 years) of the shares of Restricted Stock representative of the annual retainer compensation deferred by the Participant, the restrictions applicable to the Restricted Stock issued for the benefit of the Participant shall lapse and the Participant shall be entitled to the delivery of a stock certificate or certificates on or shortly after December 31st of each year if Participant is then a Director of the Company.

                    (ii) Unless earlier  forfeited,  as to one-twelfth  (or such applicable fraction to reflect deferrals made for a period less than 12 quarterly meetings) of the shares of Restricted Stock representative of the regular quarterly meeting fees of the Director's Fee deferred by the Participant, the restrictions applicable to the Restricted Stock issued for the benefit of the Participant shall lapse upon the occurrence of a regular quarterly meeting and attendance by the Participant, and the Participant shall be entitled to the delivery of a stock certificate or certificates for such shares; provided, however, the Company will not, unless otherwise requested, issue such certificate(s) until December 31st of each year or shortly thereafter.

                    (iii) Unless  earlier  forfeited,  as to a prorata number of shares of Restricted Stock which would otherwise vest in a calendar year of the Program pursuant to Section 7.3 (A)(i) or
               (ii), the restrictions applicable to the Restricted Stock issued for the benefit of the Participant shall lapse and the
               Participant shall be entitled to the delivery of a stock certificate or certificates upon the occurrence of any of the following:

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

                       PIONEER HI-BRED INTERNATIONAL, INC.


                                            By:    /s/  Charles S. Johnson
                                                        Charles S. Johnson
                                                        President and CEO


/s/ Jerry L. Chicoine
    Jerry L. Chicoine
    Secretary

                       PIONEER HI-BRED INTERNATIONAL, INC.
                                CHANGE IN CONTROL
                           SEVERANCE COMPENSATION PLAN
                            FOR MANAGEMENT EMPLOYEES

                                    ARTICLE I
                              Establishment of Plan

     Section 1.1 Establishment of Plan. As of the Effective Date, Pioneer Hi-Bred International, Inc. hereby establishes a severance compensation plan to be known as the "Pioneer Hi-Bred International, Inc. Change in Control Severance Compensation Plan for Management Employees" (the "Plan"), as set forth in this document.

     Section 1.2 Purpose of Plan. The purpose of the Plan is to aid the Company in attracting and retaining the highly qualified individuals who are essential to its success and to reduce the distractions and other adverse effects on employees' performance which are inherent in a takeover threat.

     Section 1.3 Contractual Right to Benefits. This Plan establishes and vests in each Participant a contractual right to the benefits to which he is entitled hereunder, enforceable by the Participant against the Company.

                                   ARTICLE II
                          Definitions and Construction

     Section 2.1 Definitions. Whenever used in the Plan, the following terms shall have the following meanings:

                      (a) "Annual  Compensation" of a Participant means the base salary plus incentive bonuses paid by the Company (whether in cash or securities) during a twelve month period as consideration for the Participant's employment service. Annual Compensation will include restricted stock paid pursuant to the restricted stock plans of the Company, phantom stock paid pursuant to the phantom stock plan of the Company and intended awards (awards for certain Canadian employees). The restricted stock and phantom stock will be included in the period it is granted and valued at the grant date without regard to restrictions. Intended awards (awards for certain Canadian employees) will be included in the period the intent is communicated and valued at that date without regard to restrictions. Annual Compensation will not include compensation related to stock options. Because restricted stock, phantom stock, intended awards and incentive bonuses are not always granted on the same dates each year and to reflect the annual nature of restricted stock, phantom stock grants, intended awards, and incentive bonus, such grants and rewards will be included in a twelve-month period so that there is no doubling up of or elimination of grants and rewards for a twelve-month period. Annual Compensation shall include all amounts contributed under a salary reduction agreement by the Participant to a plan maintained by the Company pursuant to Section 401(k) or Section 125 of the Internal Revenue Code of 1986, as amended.

                      (b) "Board of Directors" means the Board of Directors of Pioneer Hi-Bred International, Inc. or a committee of the Board of Directors appointed to administer the Plan.

                      (c) "Compensation" means the higher of (a) the Annual Compensation for the 12 month period ending on the date of the Participant's Involuntary Termination, or (b) the average Annual Compensation for the 36 month period ending on the date of the Change in Control.

                      (d) "Change in Control" means (a) the acquisition, whether directly, indirectly, beneficially (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "1934 Act")), or of record, of securities of Pioneer Hi-Bred International, Inc. representing twenty-five percent (25%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors by any "person" (within the meaning of Sections 13 (d) and 14 (d) (2) of the 1934 Act), including any corporation or group of associated persons acting in concert, other than (I) the Company and/or (II) any employee pension benefit plan (within the meaning of Section 3 (2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company, including a trust established pursuant to any such plan, or (b) the nomination and election of twenty-five percent (25%) or more of the members of the Board of Directors of Pioneer Hi-Bred International, Inc., without recommendation of such Board of Directors. The ownership of record of twenty-five percent (25%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors of Pioneer Hi-Bred International, Inc. by a person engaged in the business of acting as a nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Change in Control.

                      (e) "Code"  means the Internal  Revenue  Code of 1986,  as amended, and references to Sections of the Code shall include the corresponding provisions of any future federal tax law.

                      (f) "Company" means Pioneer Hi-Bred  International,  Inc., an Iowa corporation, and all its Subsidiaries.

                      (g) "Date of Potential  Change in Control"  means the date as of which the Board of Directors determines that a Potential Change in Control has occurred under Section 5.2 of Article V.

                      (h) "Effective Date" means September 15, 1989.

                      (i) "Employee"  means a common law employee of the Company
               (a) who is in the Full-Time Employment of the Company, (b) on the U.S. or Canadian payroll (or an international service employee of the Company (i) on the U.S. or Canada payroll just prior to the time he or she became an international service employee of the Company) or (ii) if not on the Company payroll just prior to the time he or she became an international service employee, employed in the U.S. or Canada just prior to the time he or she became an international service employee), ,and (c) who is (i) in pay band 1 through 3, or (ii) who is eligible for restricted stock under the Company's plan, or (iii) who was in pay grades 9 through 11 before the switch to pay bands from pay grades in 1995.

                      (j) "Full-Time  Employment"  means  employment  during any period of time that an individual is designated as a regular, full-time employee of the Company. Any individual who is designated as a regular, full-time employee of the Company immediately  prior to a Change in Control  shall  continue to be treated as a regular, full-time employee for all purposes of the Plan for the remainder of his employment with the Company.

                      (k) "Involuntary  Termination of Employment" means (a) the termination of employment of a Participant by the Company other than Termination for Cause, (b) the resignation or retirement of a Participant for Stated Good Reason, or (c) in the case of a Participant who is in the Full-Time Employment of a domestic
               Subsidiary, either (I) the sale of a substantial portion of the assets of the Subsidiary within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or (II) the acquisition by an unrelated third party of ownership of more than fifty percent (50%) of the then outstanding stock, capital, or profits interest of the Subsidiary. The Board of Directors, in its sole discretion, shall determine whether the acquisition by an unrelated third party of ownership of an interest in a foreign subsidiary constitutes an Involuntary Termination of Employment.

                      (l) "Letter of Credit" means one or more irrevocable agreements issued to the Company by one or more banks that on the date of delivery of the letter of credit have (a) a minimum asset size of $200 million, and (b) a credit rating of not less than A-2 from Standard & Poor's or P-2 from Moody's Investor Services Inc., under which the Minimum Amount is available for the account of the Company.

                      (m) "Minimum  Amount" means an amount that is no less than one hundred percent (100%) of the Severance Benefits that would be provided under Section 4.2 of this Plan if each Participant were entitled to the Severance Benefits on the Date of Potential Change in Control.

                      (n)   "Participant"   means  an  Employee  who  meets  the
               eligibility requirement of Article III.

                      (o) "Plan" means the Pioneer Hi-Bred International, Inc. Change in Contro Severance Compensation Plan for Management Employees.

                      (p)  "Potential Change in Control" means:

                          (i)  The  execution  by  Pioneer  Hi-Bred
                      International, Inc. of a written agreemen which, if consummated, would constitute a Change in Control,

                          (ii) A public announcement  (including any filing with
                      the Securities and Exchange Commission) by any "person" (within the meaning of Sections 13 (d) and 14 (d) (2) of the 1934 Act) including any corporation or group of associated firms acting in concert, other than (I) the Company and/or (II) any employee pension benefit plan
                      (within the meaning of Section 3 (2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company including a trust established pursuant to such plan, of an intention to take or consider taking actions which, if consummated, would constitute a Change in Control,

                          (iii) The acquisition,  whether directly,  indirectly,
                      beneficially (within the meaning of Rule 13d-3 of the 1934
                      Act), or of record, of securities of Pioneer Hi-Bred International, Inc. representing fifteen percent (15%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors by any "person" (within the meaning of Sections 13 (d) and 14 (d) (2) of the 1934 Act), including any corporation or group of associated persons acting in concert, other than (I) the

                      Company  and/or  (II) an  employee  pension  benefit  plan
                      (within the meaning of Section 3 (2) of the Employee Retirement Income Security Act of 1974, as amended) of the Company, including a trust established pursuant to any such plan. For purposes of this Section 2.1 (p) (iii), the ownership of record of fifteen percent (15%) or more in number of the total of a) the number of shares of common stock then outstanding, b) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise of Class B Common Stock and c) the number of shares of common stock issuable upon conversion (whether or not then convertible) or otherwise constituting the common stock equivalent of any other class or series of capital stock which votes for or in the election of directors of Pioneer Hi-Bred International, Inc. by a person engaged in the business of acting as a nominee for unrelated beneficial owners shall not in and of itself be deemed to constitute a Potential Change in Control.

                          (iv) The  occurrence of any other event that the Board
                      of Directors determines is a potential Change in Control.

                      (q) "Severance  Benefits"  means the benefits  provided in
               Article IV hereof.

                      (r) "Severance Committee" means the Compensation Committee of the Board of Directors or such other person or persons appointed by the Board of Directors to administer the Plan. If the Severance Committee is not the Compensation Committee and the Board does not appoint a Severance Committee, the Board of Directors shall be the Severance Committee.

                      (s) "Severance Payment" means the cash payment provided in
               Section 4.2 hereof.

                    (t) "Stated Good Reason" means a written  determination by a
               Participant that he reasonably and in good faith cannot continue to fulfill the responsibilities for which he was employed. The Participant's determination will be conclusively presumed to be reasonable and in good faith if, without the Participant's express written consent, the Company (a) reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter, (b) fails to continue any bonus plans in which the Participant was entitled to participate immediately prior to the Change in Control, substantially in the form then in effect, (c) fails to continue in effect any benefit or compensation plan in which the Participant is participating immediately prior to the Change in Control (or plans providing substantially similar benefits), (d) assigns to the Participant any duties inconsistent with the Participant's duties, responsibilities or status immediately prior to the Change in Control, or changes the Participant's reporting responsibilities, titles or offices, or (e) requires the Participant to change the location of his job or office, so that the Participant will be based at a location more than thirty (30) miles distant by public highway from the location of his job or office immediately prior to the Change in Control.

                      (u) "Subsidiary" means a corporation in which a majority of the voting securities outstanding at the time is owned directly or indirectly by Pioneer Hi-Bred International, Inc. and/or by one or more of its other subsidiaries, or a non-corporate entity in which a majority of the capital or profits interest is owned directly or indirectly by Pioneer Hi-Bred International, Inc. and/or by one or more of its other subsidiaries.

                      (v) "Termination for Cause" means the termination of employment of a Participant as a direct result of an act or acts of dishonesty constituting a felony under the laws of the United States or the State of Iowa and resulting or intended to result directly or indirectly in gain or personal enrichment at the expense of the Company. An act or acts of dishonesty constituting a felony will be deemed to occur only if the act or acts constituting the felony are established either by (a) the specific admission of the Participant, or (b) a final nonappealable judgment of a court of competent jurisdiction.

                      (w) "Trust" means the Pioneer Hi-Bred International,  Inc.
               Change in Control Severance Compensation Plan for Management Employees Trust established under the Pioneer Hi-Bred International, Inc. Change in Control Severance Compensation Plan for Management Employees Trust Agreement.

                      (x) "Trust Agreement" means the Pioneer Hi-Bred International, Inc. Change in Control Severance Compensation Plan for Management Employees Trust Agreement.

                      (y) "Trustee" means the banking  organization named in the
               Trust to hold and administer money and property in accordance with the Trust Agreement.

                      (z) "Trust Fund" means all money and property delivered to the Trustee by the Company under the Trust Agreement, all investments and reinvestments made therewith or proceeds thereof and all earnings and profits thereon, less all payments and charges authorized under the Trust Agreement.

        Section 2.2 Applicable Law. To the extent not preempted by the laws of the United States, this Plan shall be governed by the laws of the State of Iowa without reference to the principles of conflicts of law therein.

        Section 2.3 Gender; Headings. Any masculine pronoun shall include the feminine and the singular shall include the plural, and vice versa. The headings in this Plan are for convenience of reference only.

        Section 2.4 Severability. If a provision of this plan shall be held illegal or invalid, the illegality or invalidity shall not affect the remaining parts of the Plan and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

                                   ARTICLE III
                                   Eligibility

        Section 3.1 Participation. Each Employee who is employed by the Company on the Effective Date shall become a Participant as of the Effective Date. Thereafter, each Employee shall become a Participant on the day he becomes an Employee of the Company.

        Section 3.2 Duration of Participation. A Participant shall cease to be a Participant in the Plan when he ceases to be an Employee of the Company, unless such Participant is then entitled to Severance Benefits as provided in the Plan. A Participant entitled to Severance Benefits shall remain a Participant in this Plan until the full Severance Benefits have been provided to him.


                                   ARTICLE IV
                               Severance Benefits

        Section 4.1 Right to Severance Benefits. In the event of the Involuntary Termination of Employment of a Participant within three (3) years following a Change in Control, a Participant shall be entitled to receive from the Company a Severance Payment in the amount provided in Section 4.2 and the other Severance Benefits provided in Sections 4.4 and 4.5.

          The right of any Participant (or his beneficiary or personal representative) to receive Severance Benefits under the Plan (directly from the Company or through the Trust) shall be an unsecured claim against the general assets of the Company, and neither the Plan nor the Trust entitle a Participant (or his beneficiary or personal representative) to greater priority than the Company's general creditors. Assets, if any, which may be set aside by the Company for accounting purposes shall not in any way be held in trust for, or be subject to, any prior claims by the Participant or his beneficiary. The Company's promise to pay the benefits provided under the Plan shall be a contractual obligation that is not evidenced by notes or secured in any way.

        Section 4.2 Amount of Severance Payment. Each Participant entitled to Severance Benefits under this Plan shall receive from the Company a lump sum cash payment in an amount equal to the Participant's Compensation multiplied by three.

        The Severance Payment provided by this Section 4.2 shall be reduced by the value of any severance benefit required under the laws of any jurisdiction outside the United States.

      The Participant shall not be required to mitigate damages or the amount of his Severance Payment by seeking other employment or otherwise, nor shall the amount of such payment be reduced by any compensation earned by the Participant as a result of employment after his termination of employment by the Company.

        Section 4.3 Time of Severance Payment. The Severance Payment to which a Participant is entitled shall be paid by the Company to the Participant in a lump sum cash payment not later than ten (10) days after the termination of the Participant's employment. If a Participant shall die before the Severance Payment payable to him has been paid in full, any such unpaid amount shall be paid to the Participant's spouse, if living, otherwise to the personal representative of the Participant's estate.

        Section 4.4 Life, Health and Dental Insurance. Each Participant entitled to Severance Benefits under the Plan shall receive from the Company health, dental and life insurance coverage (covering the Participant and his dependents) which is comparable to the coverage that the Participant was receiving from the Company for himself and his dependents immediately prior to his Involuntary Termination of Employment. Such health, dental and life insurance coverage shall be provided for the twelve consecutive month period which commences on the date of the Participant's Involuntary Termination of Employment and the cost of such coverage shall be paid entirely by the Company. If the Participant shall die within such twelve month period, the Company shall continue to provide such health, dental and life insurance coverage to the Participant's dependents for the remainder of the twelve month period.

        The health and dental insurance coverage provided by the first paragraph of this Section 4.4 shall not in any way reduce or replace the continuation coverage which the Participant and his dependents would otherwise be entitled to elect under Section 4980B (f) of the Code (the "COBRA Continuation Coverage"). Therefore, solely for purposes of measuring the period for which such COBRA
Continuation Coverage shall be offered, the loss of the health and dental insurance coverage provided by the first paragraph of this Section 4.4 shall be treated as the qualifying event. If for any reason such COBRA Continuation Coverage cannot be offered for this entire period, the Company shall offer to the Participant and his dependents for the remainder of such period health and dental insurance coverage which is identical in all other respects to COBRA Continuation Coverage.

        Section 4.5 Gross-Up Payment. Regardless if other Severance Benefits are paid under the Plan, each Participant shall receive an additional amount (the "Gross-Up Payment") if any of the Severance Benefits hereunder or any other payments or benefits received or to be received by the Participant pursuant to any other plans, arrangements or agreements with the Company (the "Other Benefits") will be subject to the tax imposed by Section 4999 of the Code (the "Excise Tax"). The Gross-Up Payment shall equal an amount such that the net amount of the combined Severance Benefits, Other Benefits and Gross-Up Payment retained by the Participant, after deduction of the Excise Tax on the Severance Benefits and the Other Benefits and any federal, state and local income tax, FICA tax and Excise Tax upon the Gross-Up Payment, shall be equal to the combined Severance Benefits and Other Benefits. For purposes of determining the amount of the Gross-Up Payment, the Participant shall be deemed to pay federal, state and local income tax on the Gross-Up Payment at the highest marginal rate.

        The Gross-Up Payment shall be paid by the Company to the Participant upon the earlier of (a) the time at which the Company withholds the Excise Tax from any Severance Benefits or Other Benefits of the Participant, or (b) ten
(10) days after the Participant notifies the Company in writing that the

Participant has filed a tax return which takes the position that the Excise Tax is due and payable on the Severance Benefits or Other Benefits in reliance upon a written opinion of the Participant's tax counsel.

        If the Internal Revenue Service assesses additional Excise Tax on the Severance Benefits, Other Benefits or the Gross-Up Payment, the Company will make an additional Gross-Up Payment to the Participant within ten (10) days of such assessment such that the net amount of the additional Gross-Up Payment retained by the Participant, after deduction of the federal, state and local income tax, FICA tax and Excise Tax upon the additional Gross-Up Payment, shall be equal to the additional Excise Tax assessed by the Internal Revenue Service (including interest and penalties thereon). For purposes of determining the amount of the additional Gross-Up Payment, the Participant shall be deemed to pay federal, state and local income tax on the additional Gross-Up Payment at the highest marginal rate.

        If the Participant shall die before the Gross-Up Payment or additional Gross-Up Payment has been paid in full, any such unpaid amount shall be paid to the person or persons who are liable for the Excise Tax which such Gross-Up Payment or additional Gross-Up Payment is intended to offset.

        The formula for computing the Gross-Up Payment and a specific example of the computation of such a Gross-Up Payment are set forth in Exhibit 4.5 to this Plan and incorporated herein by reference.

        Section 4.6 No Assignment. The right of a Participant to receive any benefits under the Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, levy or charge, and any attempt to so anticipate, alienate, sell, transfer, assign, pledge, encumber, levy or charge the same shall be void.

        Section 4.7 Claim for Benefits. Any claim for benefits shall be made in writing to the Severance Committee. The claim for benefits shall be reviewed by the Severance Committee. If any part of the claim is denied, the Severance Committee shall provide a written notice, within ninety (90) days after the receipt of the claim by the Severance Committee, setting forth: (a) the specific reasons for the denial; (b) specific reference to the provision of this Plan upon which the denial is based; (c) any additional information the claimant should furnish to perfect the claim; and (d) the steps to be taken if a review of the denial is desired.

        If a claim is denied and a review is desired, the Participant (or the Participant's beneficiary, as the case may be) shall notify the Severance Committee in writing within sixty (60) days. In requesting a review, the Participant or beneficiary may review this Plan or any documents relating to it and submit any written issues and comments he may feel appropriate. The Board of Directors shall then review the claim and provide a written decision within sixty (60) days. This decision shall state the specific reasons for the decision and shall include reference to specific provisions of the Plan on which the decision is based.

        Section 4.8 Taxes on Benefits. The Company shall deduct from any payments under this Plan the amount of any taxes required to be withheld from such payments by any federal, state or local laws or, if applicable, the laws of any jurisdiction outside the United States. The Participants, their beneficiaries and personal representatives shall pay any and all federal, state, local, foreign or other taxes imposed on Severance Benefits provided under this Plan.


                                    ARTICLE V
                               Funding of Benefits

        Section 5.1 Notification. Immediately upon gaining knowledge that a Potential Change in Control has occurred or is likely to occur, a member or members of the Board of Directors shall notify the President of Pioneer Hi-Bred International, Inc. The notification shall be a written certification of such member or members to the President setting forth the facts upon which such knowledge is based.

        Section 5.2 Meeting of the Board of Directors. Upon receipt of the notification required by Section 5.1 of this Article V, the President or any two members of the Board of Directors shall call a special meeting of the Board of Directors to determine whether a Potential Change in Control has occurred. If the Board of Directors determines that a Potential Change in Control has occurred, the Board of Directors shall direct the appropriate officers of

Pioneer Hi-Bred  International,  Inc. to fund the Trust in accordance with
Section 5.3 of this Article V.

        Section 5.3 Funding the Trust. On the Date of Potential Change in Control, or as soon as is administratively feasible following the Date of Potential Change in Control, Pioneer Hi-Bred International, Inc. shall contribute to the Trust (a) a Letter of Credit in the Minimum Amount, or (b) cash or property equal in value to the Minimum Amount. In the event that Pioneer Hi-Bred International, Inc. funds the Trust with a Letter of Credit, the Board of Directors shall cause the Minimum Amount to be drawn and contributed to the Trust upon the occurrence of a Change in Control, or earlier in the discretion of the Board of Directors.

        Section 5.4 The Trust. The Trust Fund shall be held and administered for the sole purpose of providing deferred compensation to Participants in accordance with the provisions of this Plan and the Trust Agreement and defraying reasonable expenses of administration in accordance with the provisions of the Trust Agreement; provided that if (a) Pioneer Hi-Bred International, Inc. is unable to pay its debts as they mature or as they become due or (b) Pioneer Hi-Bred International, Inc. files or has filed against it any proceedings under the bankruptcy laws of the United States or the State of Iowa, the Trust Fund shall be used to satisfy the claims of the general creditors of Pioneer Hi-Bred International, Inc.

                                   ARTICLE VI
                     Other Rights and Benefits Not Affected

        Section 6.1 Other Benefits. Neither the provisions of this Plan nor the Severance Benefits provided for hereunder shall reduce or replace any amounts otherwise payable or any health, dental or life insurance coverage to which the Participant is otherwise entitled, or in any way diminish the Participant's rights as an Employee of the Company, whether existing now or hereafter, under any benefit, incentive, retirement, stock option, stock bonus or stock purchase plan, or any employment agreement or other plan or arrangement.

        Section 6.2 Employment Status. This Plan does not constitute a contract of employment or impose on the Participant or the Company any obligation to retain the Participant as an Employee, to change the status of the Participant's employment, or to change the Company's policies regarding termination of employment.

                                   ARTICLE VII
                              Successor To Company

        Section 7.1 Assumption by Successor. Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Company, expressly and unconditionally to assume and agree to perform the Company's obligations under this Plan, in the same manner to the same extent that the Company would be required to perform if no such succession or assignment had taken place. In such event, the term "Company," as used in this Plan, shall mean the Company as hereinbefore defined and any successor or assignee to the business or assets which by reason hereof becomes bound by the terms and provisions of this Plan.

                                  ARTICLE VIII
                            Amendment and Termination

        Section 8.1 Amendment and Termination. Prior to a Change in Control, the Plan may be terminated or amended in any respect by resolution adopted by a majority of the Board of Directors; provided that any amendment which reduces Severance Benefits or any termination of the Plan shall be disregarded for all purposes if such amendment or termination is adopted during the one year period immediately preceding a Change in Control. In the event of a Change in Control, the Plan no longer shall be subject to amendment, substitution, or termination in any respect whatsoever, and the Plan shall continue in full force and effect until after the Participants who become entitled to Severance Payments hereunder shall have received such payments in full.

        Section 8.2 Form of Amendment. The form of any proper amendment or termination of the Plan shall be a written instrument signed by a duly authorized officer or officers of Pioneer Hi-Bred International, Inc., certifying that the amendment or termination has been approved by the Board of Directors. A proper amendment of the Plan automatically shall effect a corresponding amendment to all Participants' rights hereunder. A proper termination of the Plan automatically shall effect a termination of all Participants' rights and benefits hereunder.

                                   ARTICLE IX
                             Legal Fees and Expenses

        Section 9.1 Fees and Expenses. The Company shall pay all legal fees, costs of litigation, and other expenses incurred by each Participant or the Participant's beneficiary as a result of the Company's contesting the validity, enforceability or interpretation of the Plan.

     IN WITNESS WHEREOF, Pioneer Hi-Bred International, Inc. has caused this instrument to be executed by its duly authorized officers on this day of 19 .

ATTEST:                                     PIONEER HI-BRED INTERNATIONAL, INC.

By:   /s/ Jerry L. Chicoine                  By:/s/  Charles S. Johnson
          Jerry L. Chicoine                          Charles S. Johnson
          Secretary                                  President and CEO

                                   EXHIBIT 4.5
                     Formula for Gross-Up Payments under the
                       Pioneer Hi-Bred International, Inc.
                  Change in Control Severance Compensation Plan
                            for Management Employees

                            Gross-Up Payment Formula
                            ------------------------

                                                      .2E
                                                   --------
Formula:                            G       =      (.8 - T)


                                             --------------------


Derived from:  P [ 1 - T] = (E + G) [1 - (T + .20)] + B [1 - T]

                                             --------------------

--------------------

Key:    P = B + E = Parachute payment
        B = Base amount (as defined in I.R.C. section 280G)
        E = Excess parachute payment (as defined in I.R.C. section 280G)
        G = Gross-up payment (amount that must be added to the parachute payment to offset the 20% excise tax on the excess parachute payment)
        T = Tax rate (the highest marginal rate of federal, state, local income tax and FICA)

                                     Example
                                     --------

Mr. Smith, who has a base amount of $200,000, receives parachute payments in the amount of $1,000,000. At the time of the parachute payments the highest marginal income tax rate (which includes federal, state, local income tax, and FICA tax) is 52%. Mr. Smith will have an excise tax liability of $160,000 on the parachute payments (20% x ($1,000,000 - $200,000)). In order to offset this excise tax, the Company will pay Mr. Smith a "gross-up" payment of $571,429, which is the amount required to pay the excise tax on the original parachute payment plus the income tax and excise tax on the gross-up payment. (The excise tax on the gross-up payment is $114,286 and the income tax on the gross-up payment of $297,143. Therefore, the net gross-up payment is $160,000 ($571,429 - $114,286 -
$297,143), which is the amount of the excise tax on the parachute payments).

THE COMPANY'S BUSINESS

Business

        The business of Pioneer Hi-Bred International, Inc. is the broad application of the science of genetics. Pioneer was founded in 1926 to apply then newly discovered genetic techniques to hybridize corn. Today the Company develops, produces, and markets hybrids of corn, sorghum, and sunflowers; varieties of soybeans, alfalfa, wheat, and canola; and microorganisms useful in crop and livestock production.

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

        Pioneer is the industry leader in research and product development and has been for seventy-plus years. The Company owns what it believes to be the industry's finest collection of crop genetics (germplasm) which has been the key to the success of Pioneer in the past, and will be in the future. The Company's researchers are well-established experts in the science of crop genetics. They are constantly focused on improving the germplasm base using the latest in technology.

        Integrating new technology is essential to crop genetic improvements. Currently, Pioneer manages more than 2,000 research agreements. Over 200 of these agreements are collaborations with entities specializing in technology that can help improve the core germplasm base. The remainder is focused on building extensive relationships with scientists throughout the world to improve research in other areas. A series of existing agreements, coupled with an ever growing number of new associations and collaborations, have put Pioneer in the lead on understanding the functions of important genes in crops such as corn and soybeans. Pioneer was the first commercial seed company to undertake such activities. The goal is to continue to develop that understanding while improving the ability to incorporate these genes more efficiently into commercial products.

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


Product Summary

        The Company's principal products are seed corn and soybean seed, which have accounted for approximately 89 percent of total worldwide net sales and substantially 100 percent of worldwide operating income over the last five years. These products are expected to maintain a dominant role in the Company's results of operations for the foreseeable future.

        Hybrid seed products typically generate the largest margins as a percentage of sales for the Company. Seed corn provides the largest impact of all products, in terms of dollars, to the financial bottom line. Therefore, acreage shifts from corn to other crops can have a significant effect on the Company's profitability. Compared to hybrid seed, sales and profits from non-hybrid seed are more heavily dependent on commodity prices and the competition from farmer-saved seed. As a result, these margins are narrower and operations are more subject to year-to-year fluctuations.

        Corn: Seed corn, in terms of both sales and profitability, is the Company's most significant product. In 1998, sales of hybrid seed corn represented approximately 76 percent of total Pioneer worldwide net sales.

        More than 80 percent of the world's corn is fed to livestock. The Company is focused on developing superior corn hybrids for grain and silage to address the needs of the livestock market. Grain and oilseed processors are demanding more customized traits. The Company is also actively pursuing opportunities to provide unique value-added traits for these customers.

        Improving traditional agronomic traits continues to be important. Pioneer researchers are working to develop hybrids with superior harvestable yield, and creating products that reduce crop losses, grower input costs, and risk through agronomic improvements such as insect, disease, and herbicide resistance.

        Each year Pioneer evaluates about 130,000 new experimental seed corn hybrids. Prior to commercial sale, each hybrid passes through a four-to five-year testing cycle. During this period, the hybrids are tested in a range of soil types, stresses, and climatic conditions. Only hybrids that meet the Company's highest standards make it to commercial status. Prior to 1997, the Company typically introduced 15 to 20 new hybrids each year in North America. Pioneer introduced 37 new hybrids in 1998 compared to 27 in 1997. The Company expects to introduce more than 50 new hybrids in fiscal year 1999. By the time a typical Pioneer(R) brand hybrid is offered for sale, it has been tested at more than 150 locations and in more than 200 customer fields. This rigorous testing system helps Pioneer consistently develop reliable, leading-edge new genetics with a total package of traits that delivers superior value to our customers.

        The Company's top-selling seed corn markets worldwide are the U.S., France, Canada, and Italy. Estimated acreage planted within these markets in 1998 totaled 81 million, 8 million, 3 million, and 3 million acres, respectively.

        Soybeans: Soybean seed is the Company's second largest product in terms of sales and profitability. Worldwide soybean revenues accounted for approximately 13 percent of 1998 total consolidated revenues.

        Each year, Pioneer soybean researchers plant more than 600,000 yield test plots to measure performance of experimental varieties in many different environments.

        Some of the most exciting new products currently in the soybean product lineup are soybeans resistant to specific herbicides. These soybeans accounted for approximately 39 percent of 1998 total soybean sales, and this percentage should increase in the future.

        Developing products for the specialty and identity-preserved markets is also important to the soybean research focus. Pioneer researchers are leading the way in developing soybean seed with improved meal and oil qualities suitable for these markets. Other key attributes on which soybean research is focused include creating products with increased harvestable yield and yield stability, standability, disease and pest resistance, and emergence speed.

        The Company's top-selling markets for soybean seed are the U.S. and Canada. Total estimated acreage within these markets for 1998 was 73 million and 2 million acres, respectively.


End-Use Focus

        Within Pioneer Hi-Bred's overall research emphasis, the products' end use is an area of increasing importance. In the coming years, end users such as livestock feeders, grain processors, food processors, and others are expected to demand specific qualities in the crops they use as an input in developing other products. In the future, the commodity grain market is expected to segment based on these changing demands, which will increasingly influence seed purchase decisions.

        The Company's emphasis on end-use markets was dramatically strengthened by an alliance with DuPont, which was completed in early fiscal 1998. In the alliance, Pioneer and DuPont formed a broad research alliance and a separate joint venture company designed to speed the discovery and delivery of new crop traits that benefit end users. A key focus of the research alliance is to develop corn, soybeans, and other oilseeds with traits that deliver added value for end users of these products. The joint venture, which is owned equally by Pioneer and DuPont, is working to create and capture value for those quality traits. The joint venture is not in the seed business. Pioneer is the preferred worldwide provider and marketer of quality trait seed for the joint venture.

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

        The principal risk in the production of seed is the environment, with weather being the single largest variant. Pioneer lessens this risk by distributing production across many locations around the world. Due to its global presence, the Company can engage in seed production year-round. To ensure the highest quality seed is made available, and to enhance the Company's ability to operate in a global environment, Pioneer is actively engaged in ISO 9000 certification. Pioneer is the first major agricultural seed company in the world to attain ISO 9000 registration. The certification, established by the International Organization for Standardization, allows Pioneer to move products more easily from country to country.


Patents, Trademarks, and Technology

        Pioneer maintains the ownership of, and controls the use of, its inbreds and varieties by means of intellectual property rights, including, but not limited to, the use of patents, trademarks, limited licenses, trade secrets, Plant Variety Protection Certificates, and bag language. Within the U.S., these rights essentially prohibit other parties from making, using, selling, importing, or exporting seed produced from those inbreds and varieties until such protection expires, usually well after the useful life of the inbred or variety. Outside of the U.S., the level of protection afforded varies from country to country according to local laws and international agreements. As of August 31, 1998, Pioneer held over 250 U.S. patents and over 300 foreign patents and had over 900 patent applications pending on new technologies and products moving toward commercialization.

        The Company, and the industry as a whole, is increasingly affected by new patents, patent positions, and patent lawsuits. Pioneer has become increasingly active in its patenting of inbreds, hybrids, and other products and processes that relate to its business. Pioneer believes that its current intellectual property positions, technologies, germplasm, and sales force place the Company in a good position to freely develop and commercialize the products that will be necessary to effectively compete in the marketplace.

        No  single  intellectual  property  Pioneer  currently  owns is  vitally
important  to  the  Company's   business.   However,  a  substantial  number  of
biotechnology patents have recently been applied for, and some granted, to Pioneer and others in the industry. These patents relate to technology in the area of genetically engineering insect, disease, and herbicide resistance into crops. If existing and future patents in the area of biotechnology are upheld, it is uncertain whether holders of these patents would allow this technology to be licensed by others in the industry, and at what price. However, the Company will review carefully all requests for licenses to its technology and will grant access when it is commercially prudent to do so.

        The Company's policy is to vigorously protect its intellectual property from infringement.


Seasonality of the Business

        Because the seed business is highly seasonal, the Company's interim results will not necessarily indicate the results for the full year. Substantially all seed sales in the Northern Hemisphere are made from late second quarter through the end of the third quarter (February 1 through May 31) of the fiscal year. Typically, the Company operates at a loss during the first and fourth quarters. Varying climatic conditions can change the earnings patterns between quarters by affecting the delivery of seed and causing a shift in sales between quarters.

Competitive Conditions

        The hybrid seed industry is characterized by intense competition and is based primarily on product performance and price. The Company's objective is to produce products that consistently out-perform the competition and therefore command a premium price. The Company has been successful competing on that basis in the past and expects to continue to do so in the future through its ongoing investment in research and product development.

        The primary markets for the Company's products are the U.S. and Canada (the North American region) and Europe. Approximately 71 percent of total 1998 sales were made within North America and 20 percent within Europe. Pioneer also has operations in Latin America, Mexico, Africa, Asia, the Middle East, and the Pacific region. The Company's goal within developing nations is to aid the development of the existing seed markets and establish businesses that can grow and prosper.

        Pioneer is the industry leader in North American seed corn sales. The Company's share of this market in 1998 is estimated to be approximately 42 percent. The next seven competitors held an estimated combined market share of approximately 34 percent, with the closest competitor holding approximately 11 percent. The remainder of the market is divided among more than 275 companies selling regionally.

        The Company also has a leading seed corn market share in most of the countries outside North America in which it operates. Significant markets in which the company operates include France, Italy, Germany, Hungary, Austria, Mexico, and Brazil. The Company's market share within these countries ranges from near 10 percent to more than 60 percent.

        Pioneer Hi-Bred's principal market for soybean seed is North America. The Company's share of the 1998 purchased-seed market totaled approximately 16 percent.


Research and Product Development

        The Company's research and product development activities are directed at products with significant market potential. Pioneer believes it possesses the largest single proprietary pool of germplasm in the world from which to develop new hybrid and varietal seed products. The Company's seed research is done through classical plant breeding and biotechnology techniques. Certain of the Company's current products require government approval before commercialization. It is expected that a larger number of future products will also require such government approval.

        At August 31, 1998, the Company employed approximately 1000 people who directly and indirectly engaged in research and product development activities. Of these, 409 scientists performed research in the agricultural seed area and nine in microbial cultures. Of the 409 scientists performing research in agricultural seeds, 91 were employed outside of North America. During the three fiscal years ended August 31, 1998, the Company expended the following amounts on research and product development:

        Years ended August 31,       1998         1997          1996
-----------------------------------------------------------------------------
(in millions)
Corn.......................          $110          $101          $ 90
Soybeans...................            14            14            12
Other Products.............            31            31            34
                                      ---           ---           ---
                                     $155          $146          $136
                                      ===           ===           ===

        Planned growth in breeding projects, research collaborations, and trait and technology development contributed to the recent trend of increased expenditures in research and product development.


Risk Factors in the Business

        The annual volume of seed sold and related profit can be significantly affected by forces beyond the Company's control. Some of these factors are government programs/approvals, weather, and commodity prices. Government programs can affect, among other things, crop acreage and commodity prices. Government regulatory approvals can affect the timing of bringing new products to market. Weather and other factors can affect commodity prices, product performance, the Company's seed field yields, and planting decisions by customers which ultimately can impact acreage. Commodity prices impact the Company's pricing opportunities, selling strategies, and collection practices.

        Intellectual property positions are becoming increasingly important within the agricultural seed industry as genetically engineered products become a larger part of the product landscape. It is likely that no one company will own all patent rights within the industry for certain recent technology advancements.

        The competitive landscape in the seed genetics business continues to change as many chemical companies work to transform themselves into higher-value life sciences companies. The Company is unable to predict what effect the consolidations in the industry will have on pricing opportunities, selling strategies, intellectual property, or earnings.

        Operating as a global company exposes Pioneer to the risks resulting from currency fluctuations. Pioneer has policies in place to help manage this risk. Product performance against the competition will continue to be the key driver of long-term success for the Company. While Pioneer has been able to develop products that consistently out-perform the competition, rapid change in technology and customer preference may result in shorter product life cycles. Speed to market with new, higher-value, products will be increasingly important.


General

        The operations of Pioneer are subject to rules and regulations of various regulatory agencies. Management believes that the Company is in compliance, in all material respects, with all applicable rules and regulations, and that compliance has not had a materially adverse effect on its operations or financial condition.

        At August 31, 1998, the Company employed approximately 5,000 people worldwide.

SELECTED FINANCIAL DATA
Consolidated Eleven-Year Financial History  (Part 1)

        Years Ended August 31,        1998     1997     1996     1995     1994    1993
(In millions, except per share and
   statistical amounts)

Summary Operations
Net Sales..................         $1,835   $1,784   $1,721   $1,532   $1,479   $1,343
                                     =====    =====    =====    =====    =====    =====
Gross Profit...............         $  890   $  867   $  858   $  760   $  759   $  700
                                     =====    =====    =====    =====    =====    =====
Restructuring and Settlements       $   --   $   --   $   --   $   --   $   45   $  (53)
                                     =====    =====    =====    =====    =====    =====
Income From Continuing
  Operations...............         $  270   $  243   $  223   $  183   $  213   $  137
                                     =====    =====    =====    =====    =====    =====
Net Income.................         $  270   $  243   $  223   $  183   $  213   $  120
                                     =====    =====    =====    =====    =====    =====
Per Common Share Data
Income From Continuing Operations:
  Basic ...................         $ 1.13   $ 0.98   $ 0.89   $ 0.72   $  .80   $   .51
  Diluted..................         $ 1.08   $ 0.98   $ 0.89   $ 0.72   $  .80   $   .51
Net Income:
  Basic....................         $ 1.13   $ 0.98   $ 0.89   $ 0.72   $  .80   $   .45
  Diluted..................         $ 1.08   $ 0.98   $ 0.89   $ 0.72   $  .80   $   .45
Growth in Earnings Per Share*
  Basic....................          15.3%    10.1%    24.1%   (10.0)%   56.9%     (8.9)%
  Diluted..................          10.2%    10.1%    24.1%   (10.0)%   56.9%     (8.9)%
Dividends Declared.........         $ 0.37   $ 0.32   $ 0.28   $ 0.24   $ 0.20      0.17
Shareholders' Equity.......         $ 5.18   $ 4.65   $ 4.12   $ 3.65   $ 3.41      3.07

Balance Sheet Summary
Current Assets.............         $1,039   $ 901    $  784   $  770   $  742   $   717
Net Property & Other Assets            678     702       638      523      511       504
                                     -----    ----     -----    -----    -----     -----
Total Assets...............         $1,717   $1,603   $1,422   $1,293   $1,253   $ 1,221
                                     =====    =====    =====    =====    =====     =====
Current Liabilities........         $  345   $  329   $  288   $  280   $  232   $   261
Long-Term Debt.............              5       19       25       18       66        68
Other Long-Term Liabilities            120      107       91       82       74        67
                                     -----    -----    -----    -----    -----     -----
Total Liabilities..........         $  470   $  455   $  404   $  380   $  372   $   396
                                     =====    =====    =====    =====    =====     =====
Shareholders' Equity.......          1,247   $1,148   $1,018   $  913   $  881   $   825
                                     =====    =====    =====    =====    =====     =====
Dividends Declared, common.         $   83   $   79   $   69   $   60   $   52   $    45
Dividends Declared, preferred        $   9   $   --   $   --   $   --   $   --    $   --
Average Shares Outstanding:
  Basic....................          231.5    246.9    249.5    253.5    265.9     270.3
  Diluted..................          250.3    247.5    249.8    253.5    265.9     270.3

Other Statistics
Return on Ending Equity*...          21.7%    21.2%    21.9%    20.0%    24.1%     16.7%
Return on Net Sales*.......          14.7%    13.6%    13.0%    12.0%    14.4%     10.2%
Return on Ending Assets*...          15.7%    15.2%    15.7%    14.2%    17.0%     11.2%
Gross Profit on Net Sales..          48.5%    48.6%    49.9%    49.6%    51.3%     52.1%
Dividends Declared as a % of
     Net Income............          30.7%    32.5%    30.9%    32.8%    24.6%     37.4%
Stock Price at August 31,..         $33.75   $28.56   $18.38   $14.33   $10.42   $10.92
Market Capitalization at
  August 31, (in millions)          $8,111   $7,045   $4,542   $3,590   $2,694   $2,929
Number of Employees........          5,025    4,994    4,911    4,924    4,847    4,807

*Based on income from continuing operations before cumulative effect of accounting change

SELECTED FINANCIAL DATA
Consolidated Eleven-Year Financial History (Part 2)

        Years Ended August 31,                 1992     1991     1990     1989    1988
(In millions, except per share and)
     statistical amounts)
Summary Operations
Net Sales..................                  $1,262   $1,125   $  964   $  867   $  759
                                              =====    =====    =====    =====    =====
Gross Profit...............                  $  640   $  549   $  442   $  391   $  389
                                              =====    =====    =====    =====    =====
Restructuring and Settlements                $   --   $   --   $   --   $   --   $   --
                                              =====    =====    =====    =====    =====
Income From Continuing
  Operations...............                  $  152   $  104   $   73   $   82   $   84
                                              =====    =====    =====    =====    =====
Net Income.................                  $  152   $  104   $   73   $   98   $   65
                                              =====    =====    =====    =====    =====
Per Common Share Data
Income From Continuing Operations:
  Basic ...................                  $ 0.56   $ 0.38   $ 0.26   $ 0.29   $ 0.29
  Diluted..................                  $ 0.56   $ 0.38   $ 0.26   $ 0.29   $ 0.29
Net Income:
  Basic....................                  $ 0.56   $ 0.38   $ 0.26   $ 0.34   $ 0.23
  Diluted..................                  $ 0.56   $ 0.38   $ 0.26   $ 0.34   $ 0.23
Growth in Earnings Per Share*
  Basic....................                   46.1%    47.4%   (9.3)%   (2.3)%    31.3%
  Diluted..................                   46.1%    47.4%   (9.3)%   (2.3)%    31.3%
Dividends Declared.........                  $ 0.13   $ 0.13   $ 0.13   $ 0.12   $ 0.12
Shareholders' Equity.......                  $ 2.95   $ 2.50   $ 2.33   $ 2.21   $ 2.01

Balance Sheet Summary
Current Assets.............                  $  703   $  606   $  538   $  474   $  450
Net Property & Other Assets                     513      480      468      440      414
                                              -----    -----    -----    -----    -----
Total Assets...............                  $1,216   $1,086   $1,006   $  914   $  864
                                              =====    =====    =====    =====    =====
Current Liabilities........                  $  286   $  295   $  294   $  221   $  209
Long-Term Debt.............                      74       67       19       17       28
Other Long-Term Liabilities                      57       43       44       49       50
                                              -----    -----    -----    -----    -----
Total Liabilities..........                  $  417   $  405   $  357   $  287   $  287
                                              =====    =====    =====    =====    =====
Shareholders' Equity.......                  $  799   $  681   $  649   $  627   $  577
                                              =====    =====    =====    =====    =====
Dividends Declared, common.                  $   36   $   35   $   36   $   34   $   33
Dividends Declared, preferred                $   --   $   --   $   --   $   --   $   --
Average Shares Outstanding:
  Basic....................                   272.4    272.7    280.5    286.2    286.6
  Diluted..................                   272.4    272.7    280.5    286.2    286.6

Other Statistics
Return on Ending Equity*...                   19.0%    15.3%    11.2%    13.1%    14.6%
Return on Net Sales*.......                   12.1%     9.3%     7.5%     9.4%    11.1%
Return on Ending Assets*...                   12.5%     9.6%     7.2%     9.0%     9.8%
Gross Profit on Net Sales..                   50.7%    48.8%    45.8%    45.1%    51.2%
Dividends Declared as a % of
     Net Income............                   23.9%    33.8%    49.7%    34.7%    50.9%
Stock Price at August 31,..                  $ 8.83   $ 5.81   $ 4.42   $ 4.67   $ 3.92
Market Capitalization at
  August 31, (in millions)                   $2,392   $1,579   $1,229   $1,326   $1,122
Number of Employees.......                    5,016    4,829    4,601    4,026    4,805

*Based on income from continuing operations before cumulative effect of accounting change


Consolidated Net Sales and Operating Income (Loss) by Product

          Years Ended August 31,    1998    %       1997     %     1996    %       1995    %     1994     %
--------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)

NET SALES
   Corn.........................  $1,393   75.9   $1,385   77.6 $ 1,377  80.0    $1,227  80.0  $1,185   80.1
   Soybeans.....................     232   12.6      208   11.7     164   9.5       145   9.5     128    8.7
   Other........................     210   11.5      191   10.7     180  10.5       160  10.5     166   11.2
                                   -----   ----    -----  -----   ----- -----     ----- -----   -----  -----
Total net sales.................  $1,835  100.0   $1,784  100.0 $ 1,721 100.0    $1,532 100.0  $1,479  100.0
                                   =====  =====    =====  =====   ===== =====     ===== =====   =====  =====
OPERATING INCOME (LOSS)
   Corn.........................  $  396   28.4   $  402   29.0 $   410  29.8    $  359  29.3  $  383   32.3
                                           ====            ====          ====            ====           ====
   Soybeans.....................      36   15.5       27   13.0      16   9.8         9   6.2       7    5.5
                                           ====            ====          ====            ====           ====
   Other........................      15    7.1       11    5.8      (3) (1.6)      (15) (9.4)    (21) (12.6)
                                           ====            ====          ====            ====           ====
   Restructuring and settlements      --     --       --     --      --    --        --    --      45    3.0
                                   -----   ====    -----   ====   -----  ====     -----  ====   -----   ====
Product line operating income...  $  447   24.4   $  440   24.7 $   423  24.6    $  353  23.0  $  414   28.0
Indirect general and administrative
   expense......................     (88)  (4.9)     (77)  (4.4)    (76) (4.4)      (73) (4.7)    (68)  (4.6)
                                   -----   ----     ----   ----    ----  ----      ----  ----    ----   ----
Operating income................  $  359   19.5   $  363   20.3 $   347  20.2    $  280  18.3  $  346   23.4
Financial income................      48    2.6       10    0.6       7   0.4        11   0.7       3    0.2
                                   -----   ----     ----   ----    ----  ----      ----  ----    ----   ----
Income before items shown below.  $  407   22.1   $  373   20.9 $   354  20.6    $  291  19.0  $  349   23.6
Provision for income taxes......    (134)  (7.3)    (127)  (7.1)   (127) (7.4)     (106  (6.9)   (134)  (9.1)
Minority interest and other.....      (3)  (0.1)      (3)  (0.2)     (4) (0.2)       (2) (0.1)     (2)  (0.1)
                                   -----   ----     ----   ----    ----  ----      ----  ----   -----   ----
NET INCOME......................  $  270   14.7   $  243   13.6 $   223  13.0    $  183  12.0  $  213   14.4
                                   =====   ====     ====   ====    ====  ====      ====  ====    ====   ====


Preferred stock dividend........  $    9          $    -        $    --          $   --        $   --

Net income available to common
   shareholders.................  $  261          $  243        $   223          $  183        $  213

Income per common share
   Basic........................  $ 1.13          $  .98        $   .89          $  .72        $  .80
   Diluted......................  $ 1.08          $  .98        $   .89          $  .72        $  .80

Weighted average shares outstanding
   Basic........................   231.5           246.9          249.5           253.5         265.9
   Diluted......................   250.3           247.5          249.5           253.5         265.9


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERSTIONS


        Pioneer continued record-setting financial results in 1998. Current year net income after tax totaled $270 million, or $1.08 per-diluted share, on sales of $1.835 billion. After tax income in 1997 totaled $243 million, or $0.98 per-diluted share, on sales of $1.784 billion. The result was a per-diluted share earnings growth of 10.2 percent for 1998. Current year earnings produced a Return on Ending Equity (ROE) of 21.7 percent, the fifth consecutive year above the targeted level of 20 percent. This performance enabled the Company to exceed its primary financial goals: double-digit earnings growth over time and maintaining an ROE of 20 percent or higher.

        Historically, the Company's growth has primarily been driven by North American seed corn operations. The Company achieved record operating income in 1998 from its North American corn operations, in spite of an unprecedented level of discounting and promotions by competitors. The Company also maintained its 42 percent share of the North American corn market and improved profit margins in this aggressive environment. In addition, record sales and profits from the Company's soybean business and improved profitability from the Company's other product lines were positive factors affecting current year income. Foreign currency devaluations, on a worldwide basis, reduced current year operating income approximately $32 million.


Year Ended August 31, 1998, Compared to the Year Ended August 31, 1997


Hybrid Seed Corn

        The strong operating performance in North America was offset by a decrease in regions outside North America, which were impacted by local currency devaluation, acreage reduction, and weather. Current year seed corn operating income decreased $6 million, or 1.5 percent, from prior year results. North America corn continues to dominate the mix of revenue and contribution margin, generating approximately 70 percent of companywide revenue and 73 percent of operating income.

Corn Net Sales and Product Line Operating Income

                                         Increase                               Increase
                        1998            (Decrease)              1997           (Decrease)            1996
(In millions)

NET SALES:
   North America....  $   970       $     63      6.9%        $   907     $    (1)     (0.1)%           $   908
   Europe...........      300            (27)    (8.3)%           327          (1)     (0.3)%               328
   Other regions....      123            (28)   (18.5)%           151          10       7.1 %               141
                         ----           ----     ----           -----        ----      ----               -----
Total net sales.....  $ 1,393       $      8      0.6 %       $ 1,385     $     8       0.6 %           $ 1,377
                        =====           ====     ====           =====        ====      ====               =====
OPERATING INCOME:
   North America....  $   290       $     24      9.0 %       $   266     $   (10)     (3.6)%           $   276
   Europe...........       98            (15)   (13.3)%           113          13      13.0 %               100
   Other regions....        8            (15)   (65.2)%            23         (11)    (32.4)%                34
                        -----           ----    -----            ----         ----     ----                ----
Total operating income $  396       $     (6)    (1.5)%       $   402     $    (8)     (2.0)%           $   410
                        =====           ====    =====            ====         ====     ====                ====
UNIT SALES:
 (80,000-kernel units)
   North America....     12.0            0.5      4.3%           11.5         (0.6)    (4.6)%               12.1
   Europe...........      2.8           (0.1)    (3.4)%           2.9          0.1      3.6 %                2.8
   Other regions....      2.2           (0.3)   (12.0)%           2.5           --          %                2.5
                         ----           ----    -----            ----         ----     -----                ----
Total unit sales....     17.0            0.1      0.6 %          16.9         (0.5)    (3.0)%               17.4
                         ====           ====     ====            ====         ====     ====                 ====
ACRES:
North America.......     84.1            0.8      1.0%           83.3          0.6      0.7 %               82.7
                         ====           ====     ====            ====         ====     ====                 ====

        The primary drivers affecting North American operations are per-unit price and cost, market share, and market size. Seed corn operating income in North America improved $24 million, or 9 percent, over 1997 results. The improved results were primarily due to increased revenue. Revenue increased $63 million, or 6.9 percent, over 1997 as a result of two factors. An increase in the average per-unit selling price accounted for $25.1 million of the total increase, and additional units sold of 500,000 accounted for $37.7 million of the total increase. Higher investments in research and product development and product promotion also impacted current year results. In addition, the stronger U.S. dollar reduced operating income from Canada approximately $2.3 million.

        Despite the competitive environment in North America, the average per-unit net seed corn selling price increased approximately 3 percent. During 1998, this increase would have been higher had the Company not implemented changes to its replant program. In previous years, seed sold for replant was discounted 50 percent, while in 1998 replant seed was provided free of charge. In addition to the program change, adverse weather resulted in significantly higher replanting in 1998. Excluding these two factors, the net selling price of seed in North America increased approximately 5 percent as a result of the introduction of several new premium-priced elite products and a continued shift in sales mix to higher-priced premium products.

        Current year per-unit seed corn cost of sales decreased $0.30, largely due to lower inventory reserves and lower commodity costs. When combined with the sales price effect, net seed corn margins increased approximately $2.40 per unit. Provisions for inventory reserves in 1998 were $1.75 per unit compared to $1.98 per unit in 1997. The Company's policy is to provide adequate reserves for inventory obsolescence. Approximately 8 percent of North American unit sales were reserved in 1998 compared to 9 percent in 1997.

        An increase in North American market size impacted current year operating results. Based on information to date, North American market size was estimated at 84.1 million acres, an increase of approximately 1 percent from 1997. Based on current year unit sales, the Company maintained its 42 percent share of the North American seed corn market.

        Increased investments in research and product development and higher selling costs associated with the launch of an unprecedented number of new products reduced operating income approximately $18 million. New genetics account for more than 40 percent of current year unit sales, including 2.4 million units of Pioneer hybrids with the YieldGard gene for European Corn Borer
(ECB) resistance.

        Operating income in Europe, on a constant dollar basis, increased 2 percent over 1997. In Europe, seed corn operations were challenged in 1998 by reduced acreage. In addition, results reported in U.S. dollars were negatively impacted by the strengthening of the U. S. dollar against European currencies, reducing 1998 operating income by $ 17 million compared to 1997. Excluding this effect, the region achieved a new record in operating income. Seed corn market share gains in Italy and Spain and higher per-unit prices in Central Europe contributed to the increase. These factors more than offset the effect of a 6 to 8 percent reduction in hectares planted to corn.

        The Company achieved record operating income in several countries within the Africa, Middle East, Asia, and Pacific region. Seed corn operations in South Africa, Turkey, and Pakistan all reported record results in 1998 driven by increases in market share and per unit prices. However, overall results of operations for the region were hampered by reduced market size and by significant devaluation in the local currencies in Southeast Asia. Key markets in Asia and Africa experienced a 10 to 15 percent reduction in market size due to adverse weather. The currency devaluation in Southeast Asia negatively impacted 1998 corn operating income by $5 million.

        Latin American corn operations experienced an operating loss of $11 million compared to a $2 million loss in 1997. The Company's operations in Brazil continued to be affected by the market size decrease reported last year. In Argentina, performance issues with key hybrids noted last year continued to impact 1998 operations. As a result, unit sales and price per unit were lower than 1997. New products were introduced in 1998 to address these performance issues and the transition to new products in Brazil and Argentina will continue in the upcoming years.

     Operating income in Mexico decreased $3 million from 1997. This was due to drought and currency devaluation. The drought conditions resulted in fewer acres planted to corn and decreased unit sales in 1998. The stronger U. S. dollar compared to the Mexican peso reduced reported results in 1998 by $2 million.

        North American Seed Corn Unit Sales (in millions)

                             1998           1997          1996

                             12.0           11.5          12.1

        North American Corn Acreage (in millions)

                             1998           1997          1996

                             84.1           83.3          82.7

        Estimated North American Seed Corn Market Share

                             1998           1997          1996

                             42%            42%           44%


SOYBEAN SEED

        Soybean seed is the Company's second largest product in terms of revenue and operating income. The primary drivers for operating income are premium product sales, market size, market share, and price. Current year soybean operating income in North America improved $7 million, or 26 percent, over 1997 results to a record $33.7 million. Record North American soybean revenues and profits in 1998 were primarily driven by the increased demand for premium-priced glyphosate-resistant soybeans with the Roundup Ready gene. Unit sales of these soybeans more than doubled in the current year.



        North American Soybean Unit Sales (in millions)

                             1998           1997          1996

                             13.464         13.511        11.345

        North American Soybean Acreage  (in millions)

                             1998           1997          1996

                             75.2           73.5          66.4

        Estimated North American Soybean Market Share

                             1998           1997          1996

                             15.8%          18.1%         17.2%


        North America unit sales account for approximately 97 percent of worldwide soybean unit sales. Unit sales included over 5 million units of glyphosate-resistant products, compared to 2.3 million units in 1997. The Company's current year unit sales of these products totaled approximately 39 percent of total soybean unit sales compared to 17 percent in 1997. The strong demand for and available supply of glyphosate-resistant products limited the Company's market share.

        Higher commodity prices and additional acres available for planting from acres coming out of conservation programs resulted in additional acres planted to soybeans in the current year. Net margin improved from a year ago despite higher commodity costs. An increase in list prices for the current year, combined with the sales price effect of glyphosate-resistant products, which are sold at a premium, more than offset the increase in unit costs.


OTHER PRODUCTS

    Other products current year operating results improved $4 million over those recorded in 1997. Wheat, sunflower, and canola accounted for most of the change. Wheat operating income increased $4 million over 1997 results. Sunflower operations provided a positive impact to the current year mainly due to operations in North America and Europe. An increase in sunflower operating income of $4 million is the result of a $10 million increase in sales over 1997. Operating income for canola products in 1998 improved $2.5 million from 1997 results primarily due to the increased sales of herbicide resistant products. Operating results decreased $6 million due to the Company's equity ownership in Optimum Quality Grains, L.L.C., which began operations in 1998.

Other Products Net Sales and Combined Product Line Operating Income (Loss)


                                        Increase                           Increase
                         1998          (Decrease)             1997        (Decrease)              1996
(In millions)

NET SALES
   Alfalfa..........  $    46      $     1     2.2 %      $     45     $    13     40.6 %       $   32
   Sorghum..........       36            -      -- %            36           5     16.1 %           31
   Wheat............       24            4    20.0 %            20          (5)   (20.0)%           25
   Sunflower........       34           10    41.7 %            24           2      9.1 %           22
   Microbial products      29           (1)   (3.3)%            30           2      7.1 %           28
   Other product....       41            5    13.9 %            36          (6)   (14.3)%           42
                        -----        -----    ----           -----        ----    -----           ----
Total net sales.....  $   210      $    19     9.9 %      $    191     $    11      6.1 %       $  180
                        =====        =====    ====           =====        ====     ====           ====
Total combined
   operating income
   (loss)...........  $    15      $     4                $     11     $    14                  $   (3)
                        =====        =====                   =====        ====                    ====

        These products provide the sales organization a full line of seed products, significantly aiding in the sale of higher-margin products. In addition, the opportunity for some of these product lines to generate greater levels of operating income in the future are promising.


Corporate and Other Items

        Current year indirect general and administrative expenses increased $11 million, or 14 percent, over 1997 levels. Increased employee compensation costs and higher training and development costs resulting from investments in information systems within North America and Europe were a significant part of the current year increase. The protection of research technology through the filing of patents and the cost of litigation associated with the ownership of technology also contributed to this increase. The Company filed 187 patent applications in the United States through September of calendar year 1998 compared to 121 and 109 in calendar years 1997 and 1996, respectively.

        Net financial income for fiscal 1998 increased $38 million from 1997. Net exchange and other gains and losses in the current year were impacted by a $20 million gain on the sale of two million shares of Mycogen Corporation stock in 1998 compared to a $7 million gain on the sale of one million shares in 1997. The Mycogen transactions, net of expenses, increased diluted earnings per share $.04 and $.01 in 1998 and 1997, respectively. In addition, net financial income was impacted by interest earned on the proceeds from equity transactions with DuPont.

        The decrease in the effective tax rate from 34 percent in 1997 to 33 percent in 1998 was primarily attributable to the Company's operations outside the United States and an increase in research tax incentives. The decrease in the effective tax rate between years increased earnings per share by $.02. The Company's effective tax rate will vary based on the mix of earnings and tax rates from the various countries in which it operates.


Alliance with DuPont

               In September 1997, the Company and DuPont finalized an agreement that created one of the world's largest private agricultural research and development collaborations. The companies also formed a joint venture, Optimum Quality Grains, L.L.C., that markets improved quality traits to increase the value of crops for livestock feeders, grain processors, and other end users. The joint venture does not sell seed. Pioneer is the preferred worldwide provider and marketer of quality trait seed for the joint venture.


<

        In connection with the above agreements, DuPont also acquired an equity interest in Pioneer through the purchase of 164,446 shares of preferred voting stock for $1.71 billion. Effective January 30, 1998, each preferred share was converted into 100 shares of Class B common stock with a stated value of $1 per share. As required by the agreement, Pioneer used approximately $1.52 billion of the proceeds from the DuPont investment to purchase approximately 16.4 million shares of the Company's outstanding common stock through a Dutch auction self-tender. The common shares reacquired by the Company were retired, but remain authorized and unissued. The net effect of these equity transactions, including associated transaction costs, was an increase in Class B common stock of $16.4 million, a decrease in common stock of $16.4 million, and an increase in additional paid-in capital of approximately $170 million, the use of which is unrestricted. Immediately following the completion of the Dutch auction self-tender, DuPont's equity interest in Pioneer was approximately 20 percent.

        The agreements include, among other things, a standstill provision that prohibits DuPont from increasing its ownership interest in the Company for 16 years from the date of the agreement without the consent of the Company. DuPont also gained two seats on the Company's Board of Directors.

        These agreements with DuPont will bring additional opportunities to compete for corn acres in 1999 and the potential to become a significant supplier in the rapidly growing market for high-oil corn. Financial results for the year ended August 31, 1998 were affected by the completion of the agreement with DuPont. Without the DuPont equity transactions less cash would have been available for investment, short-term borrowings would have been higher, and the Company would not have paid preferred stock dividends. Current year results, excluding the impact from the above equity transactions, were income of $257.9 million, or $1.05 per diluted share. The following table summarizes the components of income per share as reported and excludes the impact from the equity transactions with DuPont:

                                                                                 Proforma

                                          As Reported                 Excluding Equity Transactions
                                   ------------------------------     -----------------------------
                                             Shares                               Shares
                                  Income     (Denom-    Per-Share     Income      (Denom-   Per-Share
    Year Ended August 31, 1998    (Numerator) inator)   Amount        (Numerator)  inator)  Amount
    --------------------------    --------------------------------    --------------------------------
    (In millions, except
       per share amounts)

    Net income                     $    270                            $  270

    Items resulting from the
    DuPont equity transactions
      Preferred stock dividends          (9)                                -
      Interest benefit from DuPont
        proceeds*                         -                               (12)
                                      -----                               -----
    Basic earnings per share
      Net income attributable to
        common shareholders        $    261    231.5     $  1.13       $  258       244.4   $  1.06
                                                            ===                                ===
    Effect of dilutive securities
      Convertible preferred stock         9     17.7                       --          --
      Stock options                      --      1.1                       --         1.1
                                       ----     ----                     ----        ----
    Diluted earnings per share
    Net income attributable to
        common shareholders        $    270    250.2     $  1.08       $  258       245.5   $  1.05
                                       ====    =====      ======         ====       =====      ====

* Based on the assumption that the proceeds generated by DuPont equity transactions earned an investment return during the period on the excess funds and reduced borrowing costs at the Company's after-tax investment and borrowing rates.

Year Ended August 31, 1997, Compared to the Year Ended August 31, 1996


Hybrid Seed Corn

        August 31, 1997 seed corn operating income decreased $8 million, or 2 percent from 1996 results. Operations in North America played a significant role in the decrease, primarily the result of fewer unit sales, increased per-unit net margins, and higher investments in research and product development. Seed corn operations outside North America provided increased operating income from 1996 on higher unit sales, however, this was tempered by the stronger U.S. dollar in 1997.

        Seed corn market share in North America declined approximately two points in 1997, bringing the Company's estimated leading share of the North American market to approximately 42 percent. The Company introduced a number of new products in limited volumes in 1997 which were targeted to replace hybrids that had been leading sellers in recent years. Lower unit sales of these older hybrids were largely responsible for the estimated 1997 market share decrease.

        Delayed regulatory approval for the Company's ECB resistant corn products also contributed to the 1997 market share decline. Despite regulatory approval for these products coming late in the selling season, Pioneer sales representatives were able to place Pioneer seed in more than 20 percent of the estimated North American acres planted to ECB resistant corn in 1997. However, due to the late start, the Company was unable to attain its normal market presence for these products.

        The sale of two key hybrids, 3394 and 3489, accounted for approximately 23 percent and 28 percent of the Company's 1997 and 1996 North American hybrid seed corn unit sales, respectively.

        Corn acreage in North America during 1997 rose modestly above 1996 levels which positively affected operating income. Although operating results in North America were affected by higher per-unit seed corn costs, the average seed corn selling price also increased.

        In 1997, the average net seed corn selling price per unit to customers in North America increased seven percent resulting from the introduction of several new elite products, which were priced at a premium, and an increase in list prices across the entire product line. However, during 1997 a change was made to the Company's commission program, which eliminated some ties between the commission and quantity savings discount programs. Reported quantity savings discounts increased and reported net commission expense decreased accordingly. As a result, reported net price for 1997 based on reported net sales only reflects an increase of approximately five percent. Net selling price per unit to customers, North American seed corn net margin per unit, and net compensation to sales representatives were essentially unaffected by this program change.

        Per-unit seed cost of sales increased approximately $2.50 in 1997, principally due to the prior year cost of sales mix. Fiscal 1996 cost of sales included large quantities of lower-priced carryover seed from the 1994 crop year. When combined with the sales price effect, net seed corn margins increased approximately $2.25 per unit. Provisions for inventory reserves in 1997 were $1.98 per unit, compared to $2.22 per unit in 1996. Approximately 9 percent of North American unit sales were reserved in 1997.

        North American research and product development costs for seed corn increased $11 million in 1997, or 15 percent, to $86 million. The increase was the result of additional spending on classical plant genetic activities and investments to access technology that will help expand and improve the Company's germplasm base.

        As a result of investments in research and product development, the Pioneer research program turned out 27 new corn hybrids in limited volumes for the North American market in 1997. First-year sales of these new hybrids reached nearly 600,000 units, four times more than any previous group of new product introductions.

        Seed corn operating results outside North America increased $2 million compared to the prior year. European operations (Europe, CIS, and Japan) provided the largest impact, accounting for $13 million in additional operating income. Strengthening of the U.S. dollar against European currencies had a significant negative impact on 1997 reported results for European operations. Excluding this impact, the region reflected an improvement of $32 million over 1996 results. Additional unit sales in Italy, Southern Europe, and Central Europe were significant factors in the current year increase in operating income. Market size and market share increases, individually or in concert, played roles in these improvements.

        Operating income in the Latin American region decreased $23 million compared to 1996. Supply availability and decreased corn acreage reduced 1997 operating income in Brazil. Also affecting 1997 results was a performance issue related to the previous year's top selling hybrids in Argentina. As a result, operating income decreased due to reduced unit sales and higher cost of sales.

        Operating income in Mexico improved $4 million from 1996 results as favorable weather conditions and improved water supply resulted in increased unit sales. Increased selling price per unit also favorably impacted 1997 results.

        Volume and price increases in several countries within Asia, Africa, and the Middle East improved this region's 1997 operating results $3 million.


Soybean Seed

        Soybean operating income improved $11 million, or 69 percent, over 1996 results. The primary drivers for operating income - market size, market share, and price - had positive impacts on soybean operations.

        Unit sales in North America increased 19 percent, or approximately 2.2 million units, over 1996 levels as a result of increased acreage and improved market share. Favorable commodity prices drove an 11 percent increase in acres planted to soybeans in 1997. Continued strong product performance and the demand for glyphosate-resistant varieties contributed to market share gains.

        Net margin in North America improved approximately $.60 per unit from 1996 despite higher commodity costs. An increase in list prices for 1997, combined with the sales price effect of glyphosate-resistant products that are sold at a premium, more than offset the increase in unit costs.

        The demand for glyphosate-resistant products in North America was strong in 1997. The Company's 1997 unit sales of these products totaled 2.3 million units, or approximately 17 percent of total soybean unit sales, compared to unit sales of less than 100,000 in 1996.


Other Products

        Other products' 1997 operating results improved $14 million over those recorded a year earlier. Comparisons in 1997 were affected by the elimination of 1996 losses from the sale of the Company's vegetable products line and liquidation of the specialty oils inventory in 1996 not present in 1997, which combined to improve 1997 operating results $7 million over 1996 levels. Operating income for canola products in 1997 improved $3 million from results in 1996 due to increased acreage and higher market share. Microbial product results improved $2 million for the year on strong performance of premium inoculant products. Annual results for alfalfa, sorghum, and miscellaneous other seed products in total improved $5 million from 1996. Decreased 1997 wheat sales in North America, the result of reduced acreage, lowered operating income $3 million from 1996 levels.

Corporate and Other Items

        Indirect general and administrative expenses in 1997, which totaled $77 million, were similar to those recorded in 1996. Increased general costs and higher legal expenses, resulting from technology claims and disputes, were offset by the one-time effect of adopting FAS116 "Accounting for Contributions Made and Contributions Received" during 1996, not present in the 1997.

        Net financial income increased $3 million from what was recorded in 1996. The retirement of the medium-term note program in February 1996, combined with a lower average level of short-term borrowing in 1997, reduced 1997 interest expense $3 million. A gain in 1997 from the sale of one million shares of Mycogen Corporation stock improved net financial income $7 million, however this was offset almost entirely by an increase in recorded net exchange losses, principally due to the strengthening of the U.S. dollar against European currencies.

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

        Historically, the Company has financed growth through earnings. Cash provided by operating activities was $240 million in 1998, compared to $176 million and $389 million in 1997 and 1996, respectively. The effect on cash provided by operating activities of building inventory levels and inventory liquidation have the greatest impact on the Company in any given year. Excluding this effect, cash provided by operating activities was $302 million in 1998, compared to $248 million and $346 million in 1997 and 1996, respectively.

        Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at August 31, 1998, totaled $76 million, a $15 million decrease from 1997. In 1998, short-term borrowings peaked at $128 million compared to $250 million in 1997. Short-term borrowings were lower due to the net proceeds of approximately $170 million resulting from the sale of preferred shares to DuPont and the subsequent Dutch auction self-tender.

        In 1998, including net proceeds available from equity transactions with DuPont, short-term domestic investments peaked at $429 million compared to $242 million in 1997. The 1998 amount does not include $1.5 billion of the proceeds from the DuPont equity transaction used in the Dutch auction self-tender due to the nonrecurring nature of the transaction. Short-term investments are made through a limited number of reputable institutions after evaluation of their investment procedures and credit quality. Pioneer invests in only high-quality, short-term securities, primarily commercial paper. Individual securities must meet credit quality standards, and the portfolios are monitored to ensure diversification among issuers.

Fiscal 1998 and 1999 Available Domestic Lines of Credit (in millions)

                        1st Quarter    2nd Quarter   3rd Quarter   4th Quarter

    Revolving           $   200        $    200      $    200      $     200
    Seasonal                100             100            --             --
                          -----           -----         -----          -----
    Total               $   300        $    300      $    200      $     200
                          =====           =====         =====          =====

        The Company believes the domestic lines of credit available in 1999 are sufficient to meet domestic borrowing needs. Revolving line of credit agreements expire August, 2001. Pioneer also has a seasonal revolving credit facility to meet peak borrowing needs, which expires August, 1999.

        At year end, cash and cash equivalents totaled $86 million, down from $97 million at August 31, 1997. It is the Company's policy to repatriate excess funds outside the U.S. not required for operating capital or to fund asset purchases. The growth in trade receivables at August 31, 1998 was primarily due to increased participation in the Company's credit programs.

        Capital expenditures, including business and technology investments, were $128 million in 1998 compared to $151 million in 1997 and $164 million in 1996. The Company's capital expenditures primarily represent continued investment in production capacity, technology acquisitions, and research collaborations. Capital expenditures for 1999 are expected to be approximately $160 to $170 million and are expected to be funded through earnings.

        The quarterly dividend paid in July of 1998 increased to $.10 per share, up 15 percent from the $.087 per-share dividend paid the prior four quarters. The Company's dividend policy is to annually pay out 40 percent of a four-year rolling average of earnings.

        During 1998, the Company repurchased 6,627,800 shares of its stock under a Board authorized repurchase plan at a total cost of $234 million, excluding the Dutch auction self-tender. At August 31, 1998, authorized shares remaining to be purchased under the plan totaled 4.8 million. At August 31, 1998, there were 240 million shares of common stock and Class B common stock outstanding.


Market Risks

        The Company uses derivative instruments to manage risks associated with its grower compensation costs and foreign-currency-based transactions.

        The Company uses derivative instruments such as commodity futures and options to hedge the commodity risk involved in compensating growers. Pioneer contracts with independent growers to produce the Company's finished seed inventory. Contracts with growers generally allow them to settle with Pioneer for the market price of grain for a period of time following harvest. It is the Company's policy to hedge commodity risk prior to setting the retail price of seed. The hedge gains or losses are accounted for as inventory costs and expensed as cost of goods sold when the associated crop inventory is sold. At August 31, 1998 and 1997, net unrealized losses on these contracts for corn and soybeans totaled $13 million and $4 million, respectively. A 10 percent change in the market price of the commodity contracts would impact 1998 net unrealized losses by approximately $1 million. The contract volumes at year end depend upon the acreage contracted with growers, the crop yield, the percentage growers have marketed to Pioneer, and the percentage of crop hedged by the Company. Since these positions are a hedge to inventory costs, any change in the cost of these positions is offset by an opposite change in inventory costs.

        The Company uses derivative instruments such as forward exchange contracts, purchased options, and cross currency swaps to hedge foreign-currency-denominated transactions such as exports, contractual flows, and royalty payments. While derivative hedge instruments are subject to price fluctuations from exchange and interest rate movements, the Company expects these price changes to generally be offset by changes in the U.S. dollar value of foreign sales and cash flows. Therefore, hedging gains and losses are matched with the costs of the underlying exposures and accounted for in inventory, sales, or net financial costs. At August 31, 1998 and 1997, net unrealized losses from foreign-currency hedge contracts totaled $1 million and $4 million, respectively. A 10 percent change in exchange rates would impact
1998  net   unrealized   losses  by approximately $14 million.

     The Company does not trade in commodity-based or financial instruments with the objective of earning financial gain on rate or price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.


Accounting Pronouncements

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" effective December 31, 1997. SFAS No. 128 is retroactive to prior years, however, the adoption did not materially affect prior years' earnings per share as previously reported under APB Opinion No. 15.

     The Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income"; SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"; and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." These statements will require revised and/or additional disclosure requirements but will not have an effect on the results of operations or financial position of the Company. The Company will adopt the provisions of SFAS No. 130 in the first quarter of fiscal 1999 and the provisions of SFAS No. 131 and SFAS No. 132 for the fiscal year ended August 31, 1999.

     In June  1998,  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities." This statement is effective for fiscal years beginning after December 15, 1998, therefore the Company will adopt this statement for its fiscal year ended August 31, 2000. Due to the recent issuance and the complexity of the statement, the Company is still in the process of determining the effect of adopting the statement on the Company's operations and financial position.


Effects of Inflation

     Inflation typically is not a major factor in the Company's operations. The cost of seed products is largely influenced by seed field yields and commodity prices, which are not impacted by inflation. Costs normally impacted by inflation - wages, transportation, and energy - are a relatively small part of the total operations.


Year 2000

     The Year 2000 issue refers to a flaw in software design that results in (a) errors when systems process dates after December 31, 1999 or (b) a failure to recognize 2000 as a leap year. The Year 2000 issue presents a unique challenge to organizations, not because it is technically difficult to resolve, but rather because it is so difficult to manage. The problem is pervasive, existing throughout a wide variety of computing systems and hardware devices within organizations and within their supply chains; and corrective actions must be taken by a fixed point in time - no later than January 1, 2000.

     Pioneer is well into its Year 2000 remediation effort, having begun this process in 1996. The Company expects to see little, if any, direct impact on operations given the nature of the business and the Company's business relationships, the corrective steps taken to date, and the contingency plans to be put in place in 1999. Additionally, Pioneer has long had a policy of aggressively investing in and adopting new technologies. As a result, many of the Company's core and end-user systems were developed or delivered in Year 2000 compliant form, greatly reducing the number of non-compliant legacy systems requiring corrective measures. For example, the Company recently implemented SAP AG's R/3 enterprise application software in the United States, Canada, Italy, and France.

        Management has established a committee to direct the Company's compliance activities. The committee meets on a regular basis and reports quarterly to the Board of Directors. The committee has segregated the Company's work on the Year 2000 issue into four phases: 1) inventory, 2) assessment, 3) remediation, and 4) testing. At August 31, 1998, the committee reported that the inventory, assessment, and remediation phases for the core-processing infrastructure and for core business applications were 90 to 95 percent complete. The remaining work in these phases is expected to be completed by February 1999. Integration testing of core applications and infrastructure is scheduled to begin in February 1999 and is expected to be completed by the end of September 1999.

        At August 31, 1998, the Company had completed an inventory of personal computer, office automation, laboratory, production, and telecommunication equipment worldwide. Inventory of building systems was in progress. Assessments had been completed for 40 to 50 percent of the components surveyed and should be completed by the end of 1998. At this point in time, the Company estimates that a small percentage of the equipment inventory will require remediation and that upgrades or replacements will be completed by the end of June 1999.

        The Company is also in the process of analyzing the Year 2000 readiness of material third parties (suppliers). Replacement suppliers will be found in 1999 if the Company determines some suppliers are not likely to be compliant in time.

        Pioneer has spent approximately $1 million to date in direct costs associated with reaching Year 2000 compliance. Total costs to the Company to address Year 2000 issues are currently estimated not to exceed $3 million to $5 million and consist primarily of consulting fees for software remediation activities and expected costs to replace noncompliant hardware components. These costs are expected to be funded through earnings.

        On the basis of research to date, the Company believes that the greatest potential for disruption lies not in the Company's internal systems but rather in the external systems of the Company's service providers. Pioneer believes, however, that in North America and Europe, where the Company does most of its business, disruptions in these external systems will be short-lived, and that through contingency planning the Company can minimize the impact on seed production and selling activities in the Northern Hemisphere. Analysis to date also indicates that the vast majority of the Company's supplier and customer base will likewise not be impacted by internal system problems. The Company believes, however, given the number of supplier options available, that the Year 2000 challenge will not materially impact the Company's ability to produce seed products or the ability to sell and distribute these products to customers for planting in the spring of 2000.

        Some of the unique factors of the Year 2000 issue which could impact the Company's performance are inability of third parties to timely provide remediation measures, impacts of the failure of businesses other than the Company or its immediate suppliers that would ultimately have an impact on the Company, failure of governmental agencies to properly address their own Year 2000 compliance, or misrepresentations of readiness by suppliers or vendors.


Outlook for 1999 and Beyond

        The Company's prospects for 1999 and beyond are encouraging. The Company plans to introduce over 50 new seed corn hybrids in North America in 1999, including high-oil products and several with the Bt gene for resistance to European Corn Borer (ECB). Approximately 70 percent of the units sold in 1999 are expected to be from hybrids introduced in 1997 or later. List prices of the Company's hybrid corn seed in North America will not be increased in 1999. However, the trend of customers to purchase new higher-priced, higher-value products is expected to increase North America's average per-unit seed corn selling price and per-unit margin. With the increased introduction of new products, the Company anticipates more rapid obsolescence of older products.

        Low commodity prices create financial stress for farmers in the United States and around the world. One potential consequence of low corn prices is a reduction in acres planted to corn, as farmers consider switching to other crops. A reduction in corn acreage would hinder the Company's ability to grow earnings. However, the Company anticipates that the 1998 fall harvest in North America will substantiate continued strong product performance, thereby positioning the Company for market share growth in 1999 and beyond.

        During 1998, there was an unprecedented level of discounting and promotions on hybrid seed corn by competitors. New alliances, combined with a consolidation of industry players, have increased the level of uncertainty in the industry. However, the Company is well positioned against its competitors. The Company plans to continue to aggressively demonstrate to customers the financial benefits of the yield advantage of its products.

        The demand for glyphosate-resistant soybeans is expected to continue to grow in 1999. The Company expects to have adequate supply available to meet the expected demand. As a result, glyphosate-resistant products are expected to represent a larger percentage of overall soybean sales in 1999, and margins are expected to improve because of their premium sales price.

        The Company anticipates continued growth in local currency sales and operating profits outside of North America. Therefore, if foreign currencies start to stabilize against the U.S. dollar during key selling seasons, the Company would expect growth in its operating income from these operations.

        In 1999, the Company plans to introduce ECB resistant corn hybrids in limited volumes in several countries outside of North America. This should help position the Company for continued growth in sales and margins within these countries in the years to come.

        The Company expects growth in fixed costs to be led by increased investments in research and product development, information management, and sales and marketing, as well as an increase in legal costs. The Company expects that its worldwide research and product development investments as a percentage of sales will continue to climb, as it enhances its position as the world's leading supplier of agricultural genetics and as a leading integrator of technology. Sales and marketing expenses are also expected to increase as the Company introduces an unprecedented number of new products. Legal costs will likely climb as the Company continues to protect and defend its intellectual property positions.

        Salary and benefits are another factor that influences fixed costs. Pioneer Hi-Bred's commitment to the workforce and responsiveness to the competitive environment is expected to raise base compensation levels faster than inflation in the next fiscal year.

        In addition, a change in the mix of earnings between the Company's North American seed business and other worldwide operations may put upward pressure on the effective tax rate in the future.


Forward-Looking Statement

        This report contains forward-looking statements relating to the Company's operations that are based on management's current expectations, estimates, and projections. Words such as "expects", "anticipates", "plans", "intends", "projects", and similar expressions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. In addition to other factors discussed in this report, some of the important factors that could cause actual results to vary significantly from management's expectations noted in forward-looking statements include the weather, government programs/approvals, commodity prices, changes in corn acreage, intellectual property positions, product performance, product returns, customer preferences, currency fluctuations, costs, the Year 2000 issue, and industry consolidations.

INDEPENDENT AUDITORS' REPORT

To the Shareholders
Pioneer Hi-Bred International, Inc.:


We have audited the accompanying consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Hi-Bred
International, Inc. and subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1998, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP


Des Moines, Iowa
September 18, 1998


CONSOLIDATED STATEMENTS OF INCOME

                                Years Ended August 31,       1998              1997              1996
-------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)

Net sales.............................................    $ 1,835           $ 1,784           $ 1,721
                                                            -----             -----             -----
Operating costs and expenses
    Cost of goods sold................................    $   789           $   771           $   727
    Research and product development..................        155               146               136
    Selling...........................................        395               374               382
    General and administrative........................        137               130               129
                                                            -----             -----             -----
                                                          $ 1,476           $ 1,421           $ 1,374
                                                            -----             -----             -----
    Operating income..................................    $   359           $   363           $   347

Investment income.....................................         45                22                22
Interest expense......................................        (13)               (8)              (11)
Net exchange and other gains (losses).................         16           $    (4)               (4)
                                                            -----             -----             -----
    Income before items below.........................    $   407           $   373           $   354

Provision for income taxes............................       (134)             (127)             (127)
Minority interest and other...........................         (3)               (3)               (4)
                                                            -----             -----             -----
    Net income........................................    $   270           $   243           $   223
                                                            =====             =====             =====



Preferred stock dividend..............................    $     9           $     -           $     -

Net income available to common shareholders...........    $   261           $   243           $   223

Net income per common share
    Basic.............................................    $  1.13           $   .98           $   .89
    Diluted...........................................    $  1.08           $   .98           $   .89

Average shares outstanding
    Basic.............................................      231.5             246.9             249.5
    Diluted...........................................      250.3             247.5             249.8

See Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEETS

ASSETS                                        August 31,       1998                1997
-----------------------------------------------------------------------------------------------------
(In millions)

CURRENT ASSETS
   Cash and cash equivalents............................    $    86             $    97
   Receivables
      Trade.............................................        346                 256
      Other.............................................         54                  45
   Inventories..........................................        481                 440
   Deferred income taxes................................         69                  57
   Other current assets.................................          3                   6
                                                              -----               -----

      Total current assets..............................    $ 1,039             $   901
                                                              -----               -----

LONG-TERM ASSETS........................................    $    47             $    93
                                                              -----               -----

PROPERTY AND EQUIPMENT
   Land and land improvements...........................    $    66             $    64
   Buildings............................................        387                 377
   Machinery and equipment..............................        580                 539
   Construction in progress.............................         63                  60
                                                              -----               -----
                                                            $ 1,096             $ 1,040
   Less accumulated depreciation........................        520                 495
                                                              -----               -----
                                                            $   576             $   545
                                                              -----               -----
INTANGIBLES.............................................    $    55             $    64
                                                              -----               -----
                                                            $ 1,717             $ 1,603
                                                              =====               =====


See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY          August 31,       1998                1997
---------------------------------------------------------------------------------------
(In millions)

CURRENT LIABILITIES


   Short-term borrowings................................    $    76             $    91
   Current maturities of long-term debt.................         14                   6
   Accounts payable, trade..............................         81                  85
   Accrued compensation.................................         61                  60
   Income taxes payable.................................         46                  26
   Other................................................         67                  61
                                                              -----               -----
      Total current liabilities.........................    $   345             $   329
                                                              -----               -----

LONG-TERM DEBT..........................................    $     5             $    19
                                                              -----               -----
DEFERRED ITEMS
   Retirement benefits..................................    $    94             $    80
   Income taxes.........................................         19                  20
                                                              -----               -----
                                                            $   113             $   100
                                                              -----               -----
CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARIES.......................    $     7             $     7
                                                              -----               -----
SHAREHOLDERS' EQUITY
   Capital stock
      Preferred, authorized 10,000,000 shares; issued none  $    --             $    --
      Common, $1 par value; authorized 600,000,000 shares;
         issued 1998 - 229,945,014 shares;
         1997 - 278,846,889 shares......................        230                  93
       Class B common, $1 stated value;
         authorized 120,000,000 shares;
         issued 1998 - 49,333,758 shares; 1997 - none...         49                  --
   Additional paid-in capital...........................        246                  43
   Retained earnings....................................      1,428               1,436
   Unrealized (loss) gain on available-for-sale securities       (2)                 19
     net Cumulative translation adjustment............          (44)                (26)
                                                              -----               -----
                                                            $ 1,907             $ 1,565

   Less
      Cost of common shares acquired for the treasury,
         1998 - 38,951,380 shares;
         1997 - 32,178,084 shares.......................       (631)               (393)
      Unearned compensation.............................        (29)                (24)
                                                              -----               -----
                                                            $ 1,247             $ 1,148
                                                              -----               -----
                                                            $ 1,717             $ 1,603
                                                              =====               =====


See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Years Ended August 31,       1998            1997              1996
-----------------------------------------------------------------------------------------------------------------
(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income........................................    $   270         $   243           $   223
    Noncash items included in net income
        Depreciation and amortization ................         90              89                77
        Provision for doubtful accounts...............          6               6                 5
        Gain on disposal of assets....................        (24)             (5)               (4)
        Other noncash items, net......................         (5)              7                 1
    Change in assets and liabilities, net
        Receivables...................................       (108)            (77)              (46)
        Inventories...................................        (62)            (72)               43
        Accounts payable and accrued expenses.........          4              (4)               61
        Income taxes payable .........................         20             (38)               40
        Other assets and liabilities..................         49              27               (11)
                                                            -----           -----             -----
        Net cash provided by operating activities.....    $   240         $   176           $   389
                                                            -----           -----             -----
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of assets......................    $    50         $    29           $    15
    Capital expenditures..............................       (119)           (127)             (116)
    Technology investments............................         (9)            (24)              (48)
    Other, net........................................        (12)             (7)                5
                                                            -----           -----             -----
        Net cash used in investing activities.........    $   (90)        $  (129)          $  (144)
                                                            -----           -----             -----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net short-term borrowings (payments)..............    $    (7)        $    81           $   (42)
    Proceeds from long-term borrowings................          1              --                 1
    Principal payments on long-term borrowings........         (6)            (11)              (55)
    Purchase of common stock..........................     (1,756)            (25)              (62)
    Issuance of common and convertible preferred stock      1,706              --                --
    Cash dividends paid...............................        (92)            (79)              (69)
                                                            -----           -----             -----
        Net cash used in financing activities.........    $  (154)        $   (34)          $  (227)
                                                            -----           -----             -----
Effect of foreign currency exchange rate
    changes on cash and cash equivalents..............    $    (7)        $   (15)          $    (3)
                                                            -----           -----             -----
        Net increase (decrease) in cash and
         cash equivalents.............................    $   (11)        $    (2)          $     15
Cash and cash equivalents, beginning..................         97              99                 84
                                                            -----           -----              -----
CASH AND CASH EQUIVALENTS, ENDING.....................    $    86         $    97           $     99
                                                            =====           =====              =====
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash payments
        Interest......................................    $    12         $     7           $     14
        Income taxes..................................    $   129         $   158           $     93
    Noncash investing and financing activities
        Technology investments acquired by the issuance
        of long-term debt and the assumption of
        liabilities                                       $    --          $   10           $     20

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Years Ended August 31,       1998            1997              1996
-----------------------------------------------------------------------------------------------------------------------
(In millions)

PREFERRED STOCK
   Balance, beginning.......................................   $     --         $    --           $    --
      Issuance of 164,446 shares............................         16              --                --
      Conversion of 164,446 shares to Class B common stock..        (16)             --                --
                                                                  -----           -----             -----
   Balance, ending..........................................   $     --         $    --           $    --
                                                                  -----           -----             -----
COMMON STOCK
   Balance, beginning.......................................   $     93         $    93           $    93
      Issuance for restricted stock plan: (1998 - 496,266 shares;
         1997 - 766,155 shares; 1996 - none)................         --              --                --
      Issuance of 153,296,674 shares in connection with a
         three-for-one stock split effected in the form of a
         200% stock dividend................................        153              --                --
       Repurchase of common stock
         (1998 - 49,398,135 shares; 1997 and 1996 - none)...        (16)             --                --
                                                                  -----           -----             -----
   Balance ending...........................................   $    230         $    93           $    93
                                                                  -----           -----             -----
CLASS B COMMON STOCK
   Balance, beginning.......................................   $     --         $    --           $    --
      Conversion of preferred shares........................         16              --                --
      Issuance of 32,889,172 shares in connection with a
         three-for-one stock split effected in the form of a
         200% stock dividend................................         33              --                --
                                                                  -----           -----             -----
   Balance, ending..........................................   $     49         $    --           $    --
                                                                  -----           -----             -----
ADDITIONAL PAID-IN CAPITAL
   Balance, beginning.......................................   $     43         $    23           $    18
      Common stock issued from treasury for restricted stock plan    --              18                 3
      Common stock issued for restricted stock plan.........         17              --                --
      Issuance of preferred stock...........................      1,690              --                --
      Repurchase of common stock............................     (1,507)             --                --
      Tax benefits related to restricted stock plan.........          3               2                 2
                                                                  -----           -----             -----
   Balance, ending..........................................   $    246         $    43           $    23
                                                                  -----           -----             -----
RETAINED EARNINGS
   Balance, beginning.......................................   $  1,436         $ 1,272           $ 1,118
      Net income............................................        270             243               223
      Cash dividends on common stock (1998 - $.37 per share;
         1997 - $.32 per share; 1996 - $.28 per share)......        (83)            (79)              (69)
      Cash dividends on preferred stock (1998 - $52.00 per share;
         1997 and 1996 - none)..............................         (9)             --                --
      Three-for-one stock split in the form of a 200% stock
         dividend                                                  (186)             --                --
                                                                  -----           -----             -----
   Balance, ending..........................................   $  1,428         $ 1,436           $ 1,272
                                                                  -----           -----             -----
UNREALIZED (LOSS) GAIN ON AVAILABLE-FOR-SALE
   SECURITIES, NET
   Balance, beginning.......................................   $     19         $    11           $    --
      Change in unrealized (loss) gain......................        (21)              8                11
                                                                  -----           -----             -----
   Balance, ending..........................................   $     (2)        $    19           $    11
                                                                  -----           -----             -----


                                      Years Ended August 31,       1998            1997            1996
---------------------------------------------------------------------------------------------------------------------
(In millions)


CUMULATIVE TRANSLATION ADJUSTMENT
   Balance, beginning.......................................   $    (26)        $    (3)        $     1
      Current translation adjustment........................        (18)            (23)             (4)
                                                                  -----           -----           -----
   Balance, ending..........................................   $    (44)        $   (26)        $    (3)
                                                                  -----           -----           -----
TREASURY STOCK
   Balance, beginning.......................................   $   (393)        $  (364)        $  (303)
      Purchase of common stock for the treasury
      (1998 - 6,627,800 shares; 1997 - 1,107,000 shares;
      1996 - 3,446,700 shares)..............................   $   (234)        $   (25)            (62)
      Common stock issued from (acquired for) the treasury:
            For restricted stock plan (1998 - none;
               1997 - 52,566 shares; 1996 - 391,077 shares).         --              --               4
            From restricted stock forfeitures and stock used to
               satisfy withholding taxes (1998 - 199,843 shares;
               1997 - 209,550 shares; 1996 - 238,230 shares)         (4)             (4)             (3)
                                                                  -----           -----           -----
   Balance, ending..........................................   $   (631)        $  (393)        $  (364)
                                                                  -----           -----           -----
UNEARNED COMPENSATION
   Balance, beginning.......................................   $    (24)        $   (14)        $   (14)
      Net additions of common stock to restricted stock plan        (17)            (18)             (6)
      Amortization of unearned compensation.................         12               8               6
                                                                  -----           -----           -----
   Balance, ending..........................................   $    (29)        $   (24)        $   (14)
                                                                  -----           -----           -----
TOTAL SHAREHOLDERS' EQUITY AT YEAR END......................   $  1,247         $ 1,148         $ 1,018
                                                                  =====           =====           =====

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

           Receivables:

               Receivables are stated net of an allowance for doubtful accounts of $27 million and $23 million at August 31, 1998 and 1997, respectively.

           Inventories:

               Inventories are valued at the lower of cost (first-in, first-out method) or market. Independent growers are contracted to produce the Company's finished seed inventory. In accordance with the contract, the Company compensates growers with bushel equivalents that can be marketed to the Company for the market price of grain for a period of time following harvest. The Company uses derivative instruments such as commodity futures and options that have a high correlation to the underlying commodity to hedge the commodity risk involved in compensating growers. Commodity contracts the Company enters into meet the criteria for hedge accounting and are accounted for on this basis. The Company regularly monitors its exposures and ensures that commodity contract amounts do not exceed the amounts of the underlying exposures. The Company does not hold or issue commodity contracts for trading purposes.

               It is the Company's policy to hedge commodity risk prior to setting the retail price of seed. The hedge position gains or losses are accounted for as inventory costs and expensed as cost of goods sold when the associated crop inventory is sold. In the event of early settlement of hedge contracts, gains or losses through that date continue to be deferred as a component of inventory. If the contract ceases to meet the specific criteria for use of hedge accounting, any deferred gains or losses through that date continue to be deferred; gains and losses after that date are recognized in income. Cash flows arising in respect to hedging transactions are recognized within the financial statements under cash flows from operating activities.

           Property and equipment:

               Property and equipment is recorded at cost, net of an allowance for loss on plant closings of $3 million and $4 million at August 31, 1998 and 1997, respectively. Depreciation is computed primarily by the straight-line method over estimated service lives of two to forty years.

           Long-term assets:

               Certain long-term assets were classified as available-for-sale securities. Available-for-sale securities held at August 31, 1998, consisted of an equity security with a cost basis of $8 million and an unrealized loss of $2 million. Available-for-sale securities held at August 31, 1997, consisted of an equity security with a cost basis of $20 million and an unrealized gain of $30 million; this security was sold in 1998 for $40 million, resulting in a gain on sale of $20 million.

               The Company owns various other equity security investments which are not publicly traded. Therefore, the fair value of these investments is not readily available. The majority of these investments are due to collaborative agreements. As a result, it is not practicable to estimate the fair value of the Company's other equity security investments. These investments are carried at approximately $1 million, which is their original cost basis net of any applicable valuation allowance.

           Intangibles:

               Intangible assets are stated at amortized cost and are amortized by the straight-line method over one- to twenty-year periods, with the weighted-average amortization period approximating eight years for the year ended August 31, 1998. Accumulated amortization of $45 million and $38 million at August 31, 1998 and 1997, respectively, has been netted against these assets.

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

               The Company uses a combination of derivative instruments such as forward exchange contracts, purchased options, and cross currency swaps that have a high correlation to the underlying currency to hedge future firm commitments such as exports, contractual flows, and royalties. Foreign exchange contracts the Company enters into meet the criteria for hedge accounting and are accounted for on this basis. The Company regularly monitors its currency exposures and ensures that currency contract amounts do not exceed the amounts of the underlying exposures. The Company does not hold or issue foreign currency contracts for trading purposes.

               While derivative hedge instruments are subject to price fluctuations from exchange and interest rate movements, these price changes would generally be offset by changes in the U.S. dollar value of foreign sales and cash flows. Therefore, hedging gains and losses on existing foreign-dominated payables or receivables are included in other assets or liabilities and are recognized in net exchange gain (loss) in conjunction with the revaluation of the foreign-currency-dominated transaction. Unrealized gains and losses related to qualifying hedges of firm sales and purchase commitments are deferred and recognized in income when the future sales or purchases are recognized, or immediately if the commitment is cancelled. Option premiums paid are amortized to income over the life of the contract.

           Income taxes:

               Income taxes are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Deferred income taxes have been provided on temporary differences in the financial statement and income tax bases of certain assets and liabilities.

               Deferred taxes have not been recorded on $124 million in undistributed earnings from foreign subsidiaries that have not been subjected to taxation in the United States. The Company intends to reinvest such undistributed earnings indefinitely or to repatriate them only to the extent that no additional income tax liability is created. It is not practicable to estimate the income tax liability that would be incurred if such earnings were distributed in a manner subjecting them to United States taxation. The Company files consolidated U.S. Federal income tax returns with its domestic subsidiaries; therefore, no deferred income taxes have been provided or are required for the undistributed earnings of those subsidiaries.

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

               In 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as required for disclosure purposes only. The Company will continue applying the accounting treatment prescribed by the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosures have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

           Earnings per share:

               Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding common stock and Class B common stock during each of the years presented. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options granted to employees as potential common shares.


Note 2. Alliance with DuPont

               In September 1997, the Company and E.I. du Pont de Nemours and Company (DuPont) executed an agreement that created one of the world's largest private agricultural research and development collaborations. A joint venture, Optimum Quality Grains, L.L.C., was formed that markets improved quality traits to increase the value of crops for livestock feeders, grain processors, and other end users. The joint venture does not sell seed. Pioneer is the preferred worldwide provider and marketer of quality trait seed for the joint venture. The joint venture began operations January 1, 1998, and is being accounted for on the equity method of accounting. The Company's fifty percent equity interest in the joint venture's operations for the eight months ended August 31, 1998, was a loss of $6 million. During fiscal 1998, the Company loaned the joint venture $8 million at a variable interest rate with the principal and unpaid interest due at December 31, 2001.

               In connection with the above agreements, DuPont also acquired an equity interest in Pioneer through the purchase of 164,446 shares of convertible preferred voting stock for $1.71 billion. Effective January 30, 1998, each preferred share was converted into 100 shares of Class B common stock with a stated value of $1 per share, or $16.4 million. As required by the agreement, Pioneer used approximately $1.52 billion of the proceeds from the DuPont investment to purchase approximately 16.4 million shares of the Company's outstanding common stock through a Dutch auction self-tender. Immediately following the completion of the Dutch auction self-tender, DuPont's equity interest in Pioneer was approximately 20 percent.

               The agreement, among other things, includes a standstill provision that prohibits DuPont from increasing its ownership interest in the Company for 16 years from the date of the agreement without the consent of the Company. DuPont also gained two seats on the Company's Board of Directors.

Note 3. Inventories

           The composition of inventories is as follows:


                                              August 31,       1998            1997
------------------------------------------------------------------------------------------------
            (In millions)
           Finished seed................................    $   273         $   245
           Unfinished seed..............................        201             186
           Supplies and other...........................          7               9
                                                              -----           -----
                                                            $   481         $   440
                                                              =====           =====


           Unfinished seed represents the cost of parent seed, detasseling and roguing labor, and certain other production costs incurred by the Company to produce its seed supply. Much of the balance of the labor, equipment, and production costs associated with planting, growing, and harvesting the seed is supplied by independent growers, who contract specific acreage for the production of seed for the Company. The compensation of the independent growers is determined based upon yield, contracted acreage, and commodity prices. The commitment for grower compensation is accrued as seed is delivered to the Company. Accrued grower compensation was $13 million at August 31, 1998 and 1997.

           The Company uses derivative instruments such as commodity futures and options to hedge grower compensation costs. At August 31, 1998 and 1997, the Company had futures contracts with brokers on notional quantities amounting to 31 million bushels and 32 million bushels, respectively for corn, and 8 million and 6 million bushels, respectively for soybeans. At August 31, 1998 and 1997, inventories included $13 million and $4 million of unrealized losses on all open contracts, respectively.

Note 4.    Current Borrowings, Lines of Credit, Long-Term Debt, and Guarantees

           At August 31, 1998, the Company had domestic lines of credit totaling $200 million available to be used as support for the issuance of the Company's commercial paper. There was no commercial paper outstanding at August 31, 1998. Commercial paper outstanding at August 31, 1997, was $63 million at a weighted-average interest rate of 5.6 percent.

           In addition, the Company's foreign subsidiaries have lines of credit and direct borrowing agreements totaling $116 million, substantially all of which are unsecured. At August 31, 1998, short-term borrowings of $76 million were outstanding under foreign subsidiary agreements at a weighted-average interest rate of 13.7 percent. At August 31, 1997, short-term borrowings of $28 million were outstanding under these agreements at a weighted-average interest rate of 13.3 percent.

           Long-term debt at August 31, 1998, bears interest at varying rates and requires annual principal payments through fiscal 2011. The maturities of long-term debt for the next five fiscal years, in millions, are as follows: $14.4, $0.6, $1.6, $0.4, and $0.3.

           The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. At August 31, 1998 and 1997, such guarantees totaled approximately $23 million.

Note 5.    Income Taxes

           The provision for income taxes is based on income before income taxes as follows:

                                Years Ended August 31,       1998            1997             1996
----------------------------------------------------------------------------------------------------------------
           (In millions)


           United States..............................    $   331         $   308         $    266
           Foreign....................................         76              65               88
                                                            -----           -----            -----
                                                          $   407         $   373         $    354
                                                            =====           =====            =====


           The   provision  for  income  taxes  is  composed  of  the  following components:

                                Years Ended August 31,       1998            1997             1996
-----------------------------------------------------------------------------------------------------------------
           (In millions)

           Current
               Federal................................    $    88         $    80         $     83
               State..................................         12               9               11
               Foreign................................         32              31               44
                                                            -----           -----            -----
                                                          $   132         $   120         $    138
                                                            -----           -----            -----
           Deferred
               Federal................................    $    (2)        $     8         $     (9)
               State..................................         --               1               (1)
               Foreign................................          4              (2)              (1)
                                                            -----           -----            -----
                                                          $     2         $     7         $    (11)
                                                            -----           -----            -----
                                                          $   134         $   127         $    127
                                                            =====           =====            =====

           The  tax  effects  of  temporary   differences   that  give  rise  to
           significant portions of the deferred tax assets and deferred tax liabilities at August 31, 1998 and 1997, are presented below:

                                                                 1998            1997
---------------------------------------------------------------------------------------------------
           (In millions)

           Deferred tax assets
               Allowance for doubtful accounts............    $     7         $     6
               Inventories................................         22              29
           Benefits/compensation..........................         48              40
           Deferred profit................................         12               9
           Nondeductible reserves.........................          7               9
           Net operating loss carryforwards...............          8               6
               Other......................................         11              11
                                                                -----           -----
               Total gross deferred tax asset.............    $   115         $   110
                  Less valuation allowance................         (4)             (8)
                                                                -----           -----
                  Total deferred tax asset................    $   111         $   102
                                                                -----           -----
           Deferred tax liabilities
               Property and equipment.....................    $   (61)        $   (55)
               Unrealized gain on available-for-sale securities    --             (10)
                                                                -----           -----
                  Total deferred tax liability............    $   (61)        $   (65)
                                                                -----           -----
                  Net deferred tax asset..................    $    50         $    37
                                                                =====           =====

           The net operating loss carryforwards result from various international subsidiaries. The expiration of these net operating losses range from 1999 to indefinite. Utilization of these losses is dependent upon earnings generated in the respective subsidiaries. A valuation allowance has been established where appropriate for the losses and certain other items.

           The net change in the total valuation allowance for the year ended August 31, 1998, was a decrease of $4 million. There was no change in the total valuation allowance for the year ended August 31, 1997.

           Following is a reconciliation of the statutory U.S. Federal income tax rate to the Company's actual worldwide effective income tax rate:

                                        Years Ended August 31,   1998          1997           1996
----------------------------------------------------------------------------------------------------------------

           Statutory U.S. Federal income tax rate.............   35.0%         35.0%          35.0%
           State income taxes, net of Federal income tax benefit  1.9           1.8            1.8
           Effect of taxes on foreign earnings................   (1.9)         (1.5)            --
           Foreign Sales Corporation..........................   (1.3)         (1.4)          (0.5)
           Other..............................................   (0.7)          0.1           (0.3)
                                                                -----         -----          -----
               Actual effective income tax rate...............   33.0%         34.0%          36.0%
                                                                =====         =====          =====

Note 6. Pension Plans and Other Postretirement Benefits

           Qualified pension plans:

           The components of pension expense relating to qualified defined benefit pension plans for the years ended August 31, 1998, 1997, and 1996, consisted of the following:

                                                                 1998          1997           1996
----------------------------------------------------------------------------------------------------------------
           (In millions)

           Service cost ..................................    $    10       $     8       $      7
           Interest cost on projected benefit obligation .         15            12             11
           Actual return on plan assets...................        (48)          (16)           (14)
           Net amortization and deferral .................         27            (1)            (1)
                                                                -----         -----          -----
               Pension expense ...........................    $     4       $     3       $      3
                                                                =====         =====          =====


           The following table sets forth the plans' funded status as of June 30, 1998 and 1997, respectively:

                                                                          1998            1997
------------------------------------------------------------------------------------------------------------
           (In millions)

           Actuarial present value of benefit obligations
               Vested benefit obligation ..........................    $   151         $   121
                                                                         =====           =====
               Accumulated benefit obligation......................    $   160         $   129
                                                                         =====           =====
           Plan assets at fair value, primarily stocks and bonds...    $   254         $   214
           Projected benefit obligation............................        221             187
                                                                         -----           -----
           Plan assets in excess of projected benefit obligation ..    $    33         $    27
           Unrecognized net gain ..................................        (26)            (16)
           Unrecognized prior service cost.........................          3               2
           Unrecognized transition asset, net (recognized over 16 years)    (5)             (7)
                                                                         -----           -----
               Pension asset.......................................    $     5         $     6
                                                                         =====           =====

           Plan assets include common stock of the Company totaling $32 million and $21 million at June 30, 1998 and 1997, respectively.

           The following actuarial assumptions were used to determine the present value of benefit obligations for 1998 and 1997 respectively: discount rate of 7 percent and 8 percent, expected long-term rate of return on plan assets of 9.5 percent and 9 percent, and rate of increase in compensation levels of 5.5 percent and 6.5 percent.

           Non-qualified pension plans:

           The components of pension expense relating to non-qualified pension plans for the years ended August 31, 1998, 1997, and 1996, consisted of the following:

                                                                 1998            1997            1996
-------------------------------------------------------------------------------------------------------------------
           (In millions)

           Service cost...................................    $     2         $     2         $     1
           Interest cost on projected benefit obligation..          4               3               3
           Net amortization and deferral..................          1               1               1
                                                                 ----            ----            ----
               Pension expense............................    $     7         $     6         $     5
                                                                 ====            ====            ====

           The following table sets forth the plans' funded status as of August 31, 1998 and 1997, respectively:

                                                                 1998            1997
---------------------------------------------------------------------------------------------------
           (In millions)

           Actuarial present value of benefit obligations
               Vested benefit obligation..................    $    21         $    17
                                                                 ====            ====
               Accumulated benefit obligation.............    $    21         $    17
                                                                 ====            ====
           Plans' assets at fair value....................    $    --         $    --
           Projected benefit obligation...................         61              50
                                                                 ----            ----
           Plans' assets less than projected benefit .....    $   (61)        $   (50)
           Unrecognized net loss..........................         19              13
           Unrecognized prior service cost................         10              11
           Unrecognized transition asset, net.............          1               1
                                                                 ----            ----
               Accrued pension liabilities................    $   (31)        $   (25)
                                                                 ====            ====


           In determining the present value of benefit obligations, a discount rate of 7 percent and 8 percent was used in 1998 and 1997, respectively. The assumed rate of increase in compensation levels used was 8 percent in both years.

           Other postretirement benefit plans:

           The components of postretirement benefits cost expensed for the years ended August 31, 1998, 1997, and 1996, consisted of the following:

                                                                    1998           1997          1996
-------------------------------------------------------------------------------------------------------------------
           (In millions)

           Service cost -- benefits earned during the year....   $     2        $     2       $     2
           Interest cost on accumulated postretirement benefit
             obligation.......................................         4              3             3
           Return on assets...................................        --             --            --
           Net amortization and deferral......................        --             --            --
                                                                    ----           ----          ----
               Other postretirement benefits cost.............   $     6        $     5       $     5
                                                                    ====           ====          ====


           The following table sets forth the plans' funded status as of August 31, 1998 and 1997, respectively:

                                                                        1998            1997
----------------------------------------------------------------------------------------------------------
           (In millions)

           Accumulated postretirement benefit obligation
           Retirees..............................................    $   (16)        $   (15)
           Other fully eligible plans' participants..............        (12)            (10)
           Other active plans' participants......................        (34)            (23)
                                                                        ----            ----
                                                                     $   (62)        $   (48)
           Plans' assets at fair value...........................         --              --
                                                                        ----            ----
           Accumulated postretirement benefit obligation in excess of
             plans' assets.......................................    $   (62)        $   (48)
           Unrecognized prior service cost.......................         (2)             (2)
           Unrecognized net loss.................................         16               7
                                                                        ----            ----
               Accrued postretirement benefits cost..............    $   (48)        $   (43)
                                                                        ====            ====


           For 1998 and 1997, the discount rate used in determining the accumulated postretirement benefit obligation was 7 percent and 8 percent, respectively. An 8.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. This rate was assumed to decrease gradually to 5.5 percent in year 2004 and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of August 31, 1998, by approximately $12 million and the total of the service and interest cost components of net postretirement health care cost for the year then ended by approximately $1 million.

        Note 7.Legal Matters

           Since April, 1996, DeKalb Genetics Corporation ("DeKalb") has filed five lawsuits against Pioneer. The lawsuits allege that insect resistant corn products that use a Bt gene, and corn products resistant to a glufosinate herbicide, infringe on certain DeKalb patents.

           After reviewing the Company's intellectual property position, DeKalb's patent filings, DeKalb's lawsuits, and conducting extensive discovery, Pioneer continues to believe all DeKalb's claims are without merit. Pioneer has denied DeKalb's allegations and raised defenses that, if successful, would render DeKalb's patents invalid. Pioneer believes that disposition of the lawsuits will not have a materially adverse effect on the consolidated financial position and results of operations of the Company. Pioneer also does not expect delays in the introductions of advanced corn hybrids with insect and herbicide resistance because of these lawsuits.

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

           While derivative hedge instruments are subject to risk of loss from exchange and interest rate movements, we expect these changes would generally be offset by changes in the U.S. dollar value of foreign sales and/or cash flows. The Company does not hold these instruments with the objective of earning financial gains on the exchange rate price fluctuations alone, nor does it enter into derivative hedge instruments for which there are no underlying transaction related exposures.

           The notional amounts for contracts in place at August 31, 1998 and 1997, are shown in the following table in U.S. dollars. These contracts generally mature in less than one year.

                                                               1998            1997
-------------------------------------------------------------------------------------------------
           (In millions)

           Forwards.....................................    $   286         $   229
           Options purchased............................          7              15
           Swaps........................................         --              19
                                                              -----           -----
                                                            $   293         $   263
                                                              =====           =====


           At August 31, 1998, the Company had deferred unrealized gains of $4 million and losses of $5 million from hedging firm purchase and sale commitments, based on broker quoted prices.


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

           The Company had the following significant concentrations of trade accounts receivables, and cash and cash equivalents subject to credit risk:


                                              August 31,       1998            1997
-------------------------------------------------------------------------------------------------
           (In millions)

           United States................................    $   212         $   151
           Italy........................................    $    79         $    69
           Brazil.......................................    $    18         $    19
           Argentina....................................    $    35         $    27
           Central Europe...............................    $    23         $    16


           Within the U.S., the majority of the Company's business is conducted with individual farm operators located throughout the country. Outside the U.S., the majority of the Company's business is transacted with distributors and cooperatives, some being government sponsored.

           Fair value:

           The Company estimated the fair value of its financial instruments by discounting the expected future cash flows using the current interest rates that would apply to each class of financial instruments, except for foreign currency contracts, for which quotes from brokers were used.

           The  fair  value  of  cash   equivalents,   receivables,   short-term
           borrowings,   long-term   debt,   and  foreign   currency   contracts
           approximates carrying value at August 31, 1998.


Note 9. Capital Stock

           Voting rights:

           As a result of equity transactions with DuPont, the Company issued convertible preferred stock which was subsequently converted to Class B common stock. Except for the calculation of votes per share, shareholder rights and preferences are substantially the same for both common stock and Class B common stock. Each share of common stock is generally entitled to five votes if it has been beneficially owned continuously by the same holder for a period of 36 months. All other shares are entitled to one vote per share. Holders of Class B common stock are entitled to cast votes equal to their percentage of common stock equivalent economic ownership interest in the Company, not to exceed 20 percent. Class B common stock is convertible to common stock only upon sale of the Class B common stock by DuPont.

           Stock split:

           On March 10, 1998, the Board of Directors approved a three-for-one stock split effected in the form of a 200 percent stock dividend. The stock dividend was paid on April 23, 1998, to shareholders of record on March 27, 1998. All share and per share data have been adjusted to reflect this stock split.

           Share repurchase:

           At August 31, 1998, authorized shares remaining to be purchased under a Board authorized repurchase plan approximated 4.8 million.

           Restricted stock plans:

           The Company has a restricted stock plan under which shares of the Company's common stock are held by officers and key employees. Such stock is subject to an agreement requiring forfeiture by the employee in the event of termination of employment within five years of the date of grant other than as a result of retirement, death, or disability. The maximum number of shares authorized for grant under this plan is 5,250,000 shares, of which 1,257,162 had been granted as of August 31, 1998. There are 1,227,825 shares outstanding under a previous restricted stock plan.

           The Company also has a restricted stock plan under which shares of the Company's common stock are held by non-employee directors of the Company in lieu of cash compensation. The maximum number of shares authorized for grant under this plan is 75,000, of which 42,918 have been granted as of August 31, 1998.

           Stock option plan:

           During 1996, the Company adopted a non-qualified stock option plan. The plan authorizes options covering nine million shares of the Company's common stock. All options outstanding as of August 31, 1998, become exercisable one-third in each of years three, four, and five from the date of grant. The options expire after ten years from the date of grant. Options are forfeited upon termination for reasons other than retirement, death, or disability.

           The Company applies APB Opinion No. 25 and related interpretations in accounting for the fixed stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's fixed stock option plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                Years Ended August 31,    1998          1997           1996
           (In millions, except per share amounts)

           Net Income as reported.................        $ 270         $  243         $223
           Pro forma net income...................        $ 267         $  240         $221
           Earnings per share as reported.........        $1.08         $ 0.98         $0.89
           Pro forma earnings per share...........        $1.07         $ 0.97         $0.88

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: risk-free interest rate of 5.7 percent, 6.7 percent, and 6.4 percent; expected life of 7.5 each year; expected volatility of 26 percent, 22 percent, and 22 percent; and dividend yield of 1.4 percent, 1.4 percent, and 1.5 percent.

           A summary of the status of the Company's fixed stock option plan as of August 31, 1998, 1997, and 1996, and changes during the years ended on those dates is presented below:


                                              1998                   1997                 1996

                                                 Weighted-              Weighted-               Weighted
                                                 Average                Average                  Average
                                                 Exercise               Exercise                Exercise
                                       Shares    Price        Shares    Price       Shares      Price
           Outstanding at beginning
             of year................2,991,000    $    15    2,919,000   $    14           --    $    --
           Granted..................  207,000    $    35       72,000   $    26     2,919,000   $    14
                                    ---------               ---------               ---------
           Outstanding at end of
               year                 3,198,000    $    16    2,991,000   $    15     2,919,000   $    14
                                    =========     ======    =========    ======     =========      ====
           Options exercisable
            at year end.............       --                      --                      --

           Weighted-average fair
             value of options
             granted during the year   $12.42                   $ 9.16              $    4.96

           The following table summarizes information about fixed stock options outstanding at August 31, 1998.

                             Options Outstanding
                                 Number            Weighted-Average
           Weighted-Average      Outstanding       Remaining
           Exercise Price        at 8/31/98        Contractual Life

              $     14           2,919,000           7.0 years
              $     26              72,000           8.8 years
              $     35             207,000           9.2 years


           On September 14, 1998 the Board of Directors authorized the issuance of 1,055,150 options under this plan. These options have an exercise price of $32, the market value of the stock on the date of grant. One third of the options become exercisable one year after the date of grant, a second third two years after the date of grant, and the remaining third three years after the date of grant.

           There are no options exercisable at August 31, 1998.

Note 10.       Earnings Per Share

         Both common stock and Class B common stock are included jointly in all reference to common stock. The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:


                                          August 31, 1998                     August 31, 1997
                                             Shares                               Shares
                                  Income     Denom-     Per-Share     Income      Denom-    Per-Share
    Year Ended                    Numerator   inator    Amount        Numerator    inator   Amount
    (in millions, except
       per share amounts)

    Basic earnings per share
      Net Income                   $    270                            $    243
      Preferred
        stock dividends                  (9)                                 --

                                      -----                               -----
      Net income attributable to
        common shareholders        $    261     231.5    $  1.13       $    243      246.9    $   .98
                                                           =====                                =====
    Effect of dilutive securities
      Convertible preferred stock         9      17.7                        --         --
      Stock options                      --       1.1                        --        0.6
                                      -----     -----                     -----      -----
    Diluted earnings per share
      Net income attributable to
        common shareholders        $   270      250.3    $  1.08       $    243      247.5    $   .98
                                     =====      =====      =====          =====      =====      =====


                                          August 31, 1996
                                             Shares
                                  Income     Denom-     Per-Share
    Year Ended                    Numerator   inator    Amount
    (in millions, except
       per share amounts)

    Basic earnings per share
      Net Income                   $    223
      Preferred stock dividends          --
                                      -----

      Net income attributable to
        common shareholders        $    223     249.5    $   .89
                                                           =====
    Effect of dilutive securities
      Convertible preferred stock        --        --
      Stock options                      --       0.3
                                      -----     -----
    Diluted earnings per share
        Net income attributable to
        common shareholders        $    223     249.8    $   .89
                                      =====     =====      =====

Note 11.   Geographic Data

           Certain financial information concerning the Company's domestic and foreign operations is as follows:

                                Years Ended August 31,       1998            1997             1996
----------------------------------------------------------------------------------------------------------------
           (In millions)

           Net sales (by source)
               United States..........................    $ 1,818         $ 1,626         $  1,435
               Europe.................................        349             391              387
               Other..................................        250             240              222
                                                            -----           -----            -----
                                                          $ 2,417         $ 2,257         $  2,044
               Less intergeographical sales, primarily
                  United States.......................        582             473              323
                                                            -----           -----            -----
                                                          $ 1,835         $ 1,784         $  1,721
                                                            =====           =====            =====
           Operating income (by source)
               United States..........................    $   355         $   365         $    334
               Europe.................................         53              49               56
               Other..................................         39              26               33
                                                            -----           -----            -----
                                                          $   447         $   440         $    423
               Indirect general and administrative expense    (88)            (77)             (76)
                                                            -----           -----            -----
                                                          $   359         $   363         $    347
                                                            =====           =====            =====
           Identifiable assets at August 31
               United States..........................    $   867         $   843         $    701
               Europe.................................        240             228              224
               Other..................................        369             322              244
                                                            -----           -----            -----
                                                          $ 1,476         $ 1,393         $  1,169
               Corporate..............................        241             210              253
                                                            -----           -----            -----
                                                          $ 1,717         $ 1,603         $  1,422
                                                            =====           =====            =====
           Export sales:
               Primarily Europe.......................    $    18         $    18         $     20
                                                            =====           =====            =====

Note 12.       Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 1998 is as follows:

           Three Months Ended             November 30   February 28        May 31       August 31
----------------------------------------------------------------------------------------------------------------
           (In millions, except per share amounts)


           Net sales..................    $     79        $   302         $ 1,317         $    137
           Gross profit...............    $     (6)       $   117         $   757         $     22
           Net income (loss)..........    $    (51)       $     4         $   366         $    (49)
           Preferred stock dividend...    $      4        $     5         $    --         $     --
           Net income (loss) available
               to common shareholders.    $    (55)       $    (1)        $   366         $    (49)
           Net income (loss) per
               common share (a)(b)
                  Basic...............    $   (.24)       $   (.01)       $  1.50         $   (.20)
                  Diluted.............    $   (.24)       $   (.01)       $  1.50         $   (.20)
           Cash Dividends per
               common share (b).......    $   .087        $   .087        $  .087         $    .10

           Summarized unaudited quarterly financial data for 1997 is as follows:

           Three Months Ended             November 30   February 28        May 31       August 31
----------------------------------------------------------------------------------------------------------------
           (In millions, except per share amounts)


           Net sales..................    $    90         $   264         $ 1,288         $    142
           Gross profit...............    $    10         $    94         $   735         $     28
           Net income (loss)..........    $   (45)        $    (2)        $   332         $    (42)
           Preferred stock dividend...    $    --         $    --         $    --         $     --
           Net income (loss) available
               to common shareholders.    $   (45)        $    (2)        $   332         $    (42)
           Net income (loss) per
               common share
               Basic                      $  (.18)        $   (.01)       $   1.35        $   (.17)
               Diluted                    $  (.18)        $   (.01)       $   1.35        $   (.17)
           Cash dividends per
               common share(b)........    $  .077         $   .077        $   .077        $   .087


     (a) Due to the conversion of preferred stock to Class B common stock late in the second quarter, the total of the four quarters' basic earnings per share does not equal the basic earnings per share for the year. As the first six months of fiscal 1998 reflect a loss available to common shareholders, the effect of convertible preferred stock and stock options are not included in the calculation of diluted earnings per share because their effects are anti-dilutive. As a result, the total of the four quarters' diluted earnings per share may not equal the diluted earnings per share for the year.
     (b) As a result of rounding, the total of the four quarters' earnings and cash dividends per share may not equal the earnings and cash dividends per share for the year.

Note 13.   Unaudited Subsequent Event

           On November 10, 1998, two lawsuits filed by DeKalb (see Note 7) were dismissed with prejudice. These lawsuits alleged the Company had infringed on DeKalb patents by using glufosinate resistant products in developing corn hybrids.



RESEARCH AND DEVELOPMENT

        The Company's research and product development activities are directed at products with significant market potential. Pioneer believes it possesses the largest single proprietary pool of germplasm in the world from which to develop new hybrid and varietal seed products. The Company's seed research is done through classical plant breeding and biotechnology techniques. Certain of the Company's current products require government approval before commercialization. It is expected that a larger number of future products will also require such government approval.

        At August 31, 1998, the Company employed approximately 1000 people who directly and indirectly engaged in research and product development activities. Of these, 409 scientists performed research in the agricultural seed area and nine in microbial cultures. Of the 409 scientists performing research in agricultural seeds, 91 were employed outside of North America. During the three fiscal years ended August 31, 1998, the Company expended the following amounts on research and product development:


        Years ended August 31,       1998         1997          1996
(in millions)
Corn.......................          $110          $101          $ 90
Soybeans...................            14            14            12
Other Products.............            31            31            34
                                      ---           ---           ---
                                     $155          $146          $136
                                      ===           ===           ===

        Planned growth in breeding projects, research collaborations, and trait and technology development contributed to the recent trend of increased expenditures in research and product development.


Properties

        Pioneer owns and operates 22 commercial seed corn conditioning plants in North America. These plants are located in Illinois (4), Indiana (4), Iowa (8), Michigan (1), Nebraska (2), Texas (1), and Ontario, Canada (2).

        Seed corn, unlike commercial corn, must be harvested and dried before freezing temperatures limit germination potential. Because of this, seed drying capacity is a critical factor. The dryers at the North American plants have a total capacity of approximately 2 million bushels and, depending on factors such as seed moisture content, can be filled 11 times before fall weather presents a significant freeze risk.

        At normal capacity, the husking and sorting units at the North American plants can handle approximately 60,000 bushels of ear corn per hour. In total, these plants have the capacity to condition approximately 14,000 units per hour. In a normal year, seed conditioning is completed by early February. These plants have the facilities to store approximately 10 million bushels of bulk seed and approximately 16 million units of bagged seed corn, including cold storage for approximately 7 million units.

        In North America, conditioning of other commercial Pioneer(R) brand seed is performed in 19 plants, seven of which also condition corn. Pioneer also owns interests in 28 commercial production plants in 20 countries outside North America. Parent seed is conditioned at nine locations in North

America and at nine locations outside North America. Seven of these facilities also condition commercial Pioneer brand seed.

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

        In addition to the research stations, approximately 273,000 square feet of laboratory, greenhouse, and office space located in Johnston, Iowa, are also devoted to plant breeding, biotechnology, and microbial product research.

        Additional production facilities for microbial products are located at Company-owned properties in Johnston, Iowa, and Buxtehude, Germany. A livestock nutrition farm, located near Sheldahl, Iowa, conducts research for clinical feeding studies, benefiting both the seed business and microbial products.

        Pioneer also owns approximately 5,300 acres of agricultural land in the U.S., used primarily for research activities. Of this, approximately 800 acres located in Johnston, Iowa, are under commercial and residential development. As properties are developed, they are either sold or retained as equity projects.

        Company properties, substantially all of which are owned, were subject to aggregate encumbrances of $1 million on August 31, 1998. The Company believes that all properties, including machinery, equipment, and vehicles, are well maintained, suitable for their intended uses, and adequately insured.


MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's stock is traded on the New York Stock Exchange. The range of closing prices for these shares for the past two years are as follows:

                                          1998                       1997
             Quarter               High        Low          High        Low
             First.............    34 3/8      28 13/16     24 3/8     18 3/8
             Second............    35 7/8      32 15/16     24         21 13/16
             Third.............    40 5/16     32 1/2       24 5/16    19 9/16
             Fourth............    41 3/8      31           30         23 3/16


On August 31, 1998, there were  approximately  36,000  registered and beneficial
shareholders  of  the  Company's  240,327,392   outstanding  shares.   Quarterly
dividends paid for the years ended August 31, 1998 and 1997 are as follows:

             Cash Dividends Per Share               1998                1997
             Quarter
             First...........................    $  .087             $  .077
             Second..........................    $  .087             $  .077
             Third...........................    $  .087             $  .077
             Fourth..........................    $  .10              $  .087


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

                                   EXHIBIT 21


                       PIONEER HI-BRED INTERNATIONAL, INC.
                         SUBSIDIARIES OF THE REGISTRANT

The following are all of the subsidiaries of the Registrant, and are included in its audited consolidated financial statements filed with its Annual Report on Form 10-K for the fiscal year ended August 31, 1998. Each subsidiary listed is wholly-owned by the Registrant or one of the Registrant's wholly owned subsidiaries, except as otherwise indicated.


                                                                   Place of
                      Subsidiary                                 Incorporation

Subsidiaries of the Registrant:
        The Advantage Corp.                                          USA
        Green Meadows, Ltd.                                          USA
        Hibridos Pioneer de Mexico S.A. de C.V. (1%)                 Mexico
        PHI Communications Company, Inc.                             USA
        PHI Financial Services, Inc.                                 USA
        PHI Insurance Co.                                            USA
        PHI Insurance Services, Inc.                                 USA
        PHI Mexico, S.A. de C.V. (99%)                               Mexico
        PHI Specialty Products                                       USA
        Pioneer Hi-Bred Australia, Pty. Ltd.                         Australia
        Pioneer Hi-Bred FSC Ltd. (0.45%)                             Jamaica
        Pioneer Hi-Bred Limited                                      Canada
        Pioneer Hi-Bred Production, Ltd.                             Canada
        Pioneer Hi-Bred Puerto Rico, Inc.                            USA
        Pioneer Overseas Corporation                                 USA
        Pioneer Sementes Ltda. (74.39%)                              Brazil
        Semillas Pioneer Chile Ltda. (99.74%)                        Chile
        Semillas Pioneer, S.A.                                       Spain
        Optimum Qualty Grains, L.L.C. (50%)                          USA

                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT


                                                                      Place of
                      Subsidiary                                   Incorporation

Subsidiaries of Pioneer Overseas  Corporation,  a wholly owned subsidiary of the
    Registrant:
        Agri-Genetic Realty, Inc. (30%)                           Philippines
        Grainfield Co., Limited (35%)                             Thailand
        Hibridos Pioneer de Mexico S.A. de C.V. (96%)             Mexico
        MISR Pioneer Seeds Company S.A.E. (80.39%)                Egypt
        P. T. Pioneer Hibrida Indonesia (80%)                     Indonesia
        PartAgri SARL (50%)                                       France
        Pioneer Hi-Bred Research R.S.A. (Pty) Ltd.                South Africa
        Pioneer Hi-Bred R.S.A. (Pty) Ltd.                         South Africa
        PHI Seeds Proprietary Ltd. (99%)                          Botswana
        PHI Servicios S.A. de C.V. (99%)                          Mexico
        Pioneer Argentina, S.A.                                   Argentina
        Pioneer Semences (99.84%)                                 France
        Pioneer Genetique S.A.R.L. (99.22%)                       France
        Pioneer Hi-Bred Agricultural Technologies, Inc.           Philippines
        Pioneer Hi-Bred Europe, Inc.                              USA
        Pioneer Hi-Bred FSC Ltd. (99.55%)                         Jamaica
        Pioneer Hi-Bred Italia S.p.A. (90%)                       Italy
        Pioneer Hi-Bred Japan Co., Ltd. (53.63%                   Japan
        Pioneer Hi-Bred Magyarorszag Rt.                          Hungary
        Piioneer New Zealand, LC                                  USA
        Pioneer Hi-Bred Northern Europe GmbH                      Germany
        Pioneer Hi-Bred S.A.R.L.                                  France
        Pioneer Hi-Bred Seeds Agro S.R.L.                         Romania
        Pioneer Hi-Bred Seeds, Ethiopia PLC                       Ethiopia
        Pioneer Hi-Bred Sementes de Portugal, S.A.                Portugal
        Pioneer Hi-Bred (Thailand) Limited                        Thailand
        Pioneer Overseas Corporation (Thailand) Ltd.              Thailand
        Pioneer Overseas Research Corporation                     USA
        Pioneer Pakistan Seed Limited (80%)                       Pakistan
        Pioneer Saaten GmbH                                       Austria
        Pioneer Hi-Bred (Zimbabwe) (Private) Limited (95%)        Zimbabwe
        Pioneer Seed Holding Nederland B.V.                       Netherlands
        Pioneer Seeds, Inc.                                       USA
        Pioneer Semena Holding GmbH (99%)                         Austria
        Pioneer Sementes Ltda. (25.61%)                           Brazil
        Pioneer Sjeme D.o.o. (10%)                                Croatia
        Pioneer Tohumculuk A.S. (99.97%)                          Turkey/USA
        Pioneer Trading Ltd. (51%)                                Turks & Caicos
        Semillas Hibridas Pioneer S.A.                            Colombia
        Semillas Pioneer Chile Ltda. (0.26%)                      Chile
        Semillas Pioneer de Venezuela C.A.                        Venezuela
        SPIC PHI Seeds Inc. Ltd. (50%)                            India
        Ukranian-American Russian Zorya-Nasinnya (33.33%)         Ukraine
        Teiling Pioneer Seed Research co. Ltd.                    China

                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT


                                                                   Place of
                      Subsidiary                                 Incorporation

Subsidiaries  of  Green  Meadows,   Ltd.,  a  wholly  owned
  subsidiary  of  the     Registrant:
        Green Meadows Development Board                              USA
        Hibridos Pioneer de Mexico S.A. de C.V. (1%)                 Mexico
        PHI Mexico, S.A. de C.V. (1%)                                Mexico
        Village Court, Inc.                                          USA
        Pioneer Hi-Bred Sementes de Portugal S.A. (0.01%)            Portugal

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

Subsidiary of Pioneer Hi-Bred Europe, Inc., a wholly owned
   subsidiary of Pioneer Overseas Corporation:
        Pioneer Tohumculuk A.S. (0.01%)                              Turkey


Subsidiaries of Pioneer Seed Holding  Nederland B.V., a wholly-owned subsidiary  of Pioneer Overseas Corporation:
        Hellaseed S.A. (51%)                                         Greece
        Pioneer Hi-Bred Slovensko, spol S.R.O.                       Slovakia

Subsidiariy of Pioneer Overseas Research Corporation,  a wholly-owned subsidiary of Pioner Overseas Corporation:
        Pioneer Hi-Bred Sementes de Portugal (0.01%)                 Portugal


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

                                   EXHIBIT 23


                         CONSENTS OF EXPERTS AND COUNSEL






                          INDEPENDENT AUDITORS' CONSENT




The Board of Directors
Pioneer Hi-Bred International, Inc.:

We consent to incorporation by reference in the registration statements No. 333-08927 and No. 333-18205 on Form S-8 of our reports dated September 18, 1998, relating to the consolidated balance sheets of Pioneer Hi-Bred International, Inc. and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows and related schedule for each of the years in the three-year period ended August 31, 1998, which reports appear in the August 31, 1998, annual report on Form 10-K of Pioneer Hi-Bred International, Inc.


                                            /s/KPMG Peat Marwick LLP
                                               KPMG Peat Marwick LLP

Des Moines, Iowa
November 20, 1998

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

(REGISTRANT)          PIONEER HI-BRED INTERNATIONAL, INC.


                             /s/ Charles S. Johnson
(NAME AND TITLE)      Charles S. Johnson, Chairman, President and Chief
                      Executive Officer
DATE                  November 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             /s/ Charles S. Johnson
(NAME AND TITLE)      Charles S. Johnson, Chairman, President and Chief
                      Executive Officer, Director
DATE                  November 23, 1998


                              /s/ Jerry L. Chicoine
(NAME AND TITLE)      Jerry L. Chicoine, Executive Vice President, Chief
                      Operating Officer, Corporate Secretary to the Board,
                      Director
DATE                  November 23, 1998


                             /s/ Dwight G. Dollison
(NAME AND TITLE)      Dwight G. Dollison, Vice President and Treasurer
DATE                  November 23, 1998


                                /s/ Brian G. Hart
(NAME AND TITLE)      Brian G. Hart, Vice President and Chief Financial Officer
DATE                  November 23, 1998


                              /s/ Nancy Y. Bekavac
(NAME AND TITLE)      Nancy Y. Bekavac, Director
DATE                  November 23, 1998


                              /s/ C. Robert Brenton
(NAME AND TITLE)      C. Robert Brenton, Director
DATE                  November 23, 1998

                               /s/ Fred S. Hubbell
(NAME AND TITLE)      Fred S. Hubbell, Director
DATE                  November 23, 1998


                                /s/ Luiz Kaufmann
(NAME AND TITLE)      Luiz Kaufmann, Director
DATE                  November 23, 1998


                           /s/ Dr. F. Warren McFarlan
(NAME AND TITLE)      Dr. F. Warren McFarlan, Director
DATE                  November 23, 1998


                             /s/ Dr. Owen J. Newlin
(NAME AND TITLE)      Dr. Owen J. Newlin, Director
DATE                  November 23, 1998


                               /s/ Thomas N. Urban
(NAME AND TITLE)      Thomas N. Urban, Director
DATE                  November 23, 1998


                             /s/ Dr. Virginia Walbot
(NAME AND TITLE)      Dr. Virginia Walbot, Director
DATE                  November 23, 1998


                              /s/ H. Scott Wallace
(NAME AND TITLE)      H. Scott Wallace, Director
DATE                  November 23, 1998


                                /s/ Fred W. Weitz
(NAME AND TITLE)      Fred W. Weitz, Director
DATE                  November 23, 1998


                            /s/ Herman H.F. Wijffels
(NAME AND TITLE)      Herman H.F. Wijffels, Director
DATE                  November 23, 1998


                           /s/ Charles O. Holliday,Jr.
NAME AND TITLE)       Charles O. Holliday, Jr., Director
DATE                  November 23, 1998


                               /s/ William F. Kirk
NAME AND TITLE)       William F. Kirk, Director
DATE                  November 23, 1998