Form 10-K405/A
period 1998-08-31
PIONEER HI BRED INTERNATIONAL INC
filed 1998-12-18
CIK 78716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A

                             ----------------------



  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the fiscal year ended August 31, 1998

                                       OR

-----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from _______  to

                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                      Iowa
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   42-0470520
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

             800 Capital Square, 400 Locust, Des Moines, Iowa 50309
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (515) 248-4800
              ----------------------------------------------------
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

                   Yes   X          No
                       -----           ------

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Company continued record-setting financial results in 1998. Current year net income after tax totaled $270 million, or $1.08 per-diluted share, on sales of $1.8 billion. After-tax income in 1997 totaled $243 million, or $0.98 per-diluted share, on sales of $1.8 billion. The result was a per-diluted share earnings growth of 10.2% for 1998. Current year earnings produced a Return on Ending Equity (ROE) of 21.7%, the fifth consecutive year above the targeted level of 20%. This performance enabled the Company to exceed its primary financial goals: double-digit earnings growth over time and maintaining an ROE of 20% or higher.


         Historically, the Company's growth has primarily been driven by North American seed corn operations. The Company achieved record operating income in 1998 from its North American corn operations, in spite of an unprecedented level of discounting and promotions by competitors. The Company also maintained its 42% share of the North American corn market and improved profit margins in this aggressive environment. In addition, record sales and profits from the Company's soybean business and improved profitability from the Company's other product lines were positive factors affecting 1998 income. Foreign currency devaluations, on a worldwide basis, reduced current year operating income approximately $32 million.

YEAR ENDED AUGUST 31, 1998, COMPARED TO YEAR ENDED AUGUST 31, 1997

HYBRID SEED CORN

         The strong operating performance in North America was offset by a decrease in regions outside North America, which were impacted by local currency devaluation, acreage reduction, and weather. Current year seed corn operating income decreased $6 million, or 1.5%, from prior year results. North America corn continues to dominate the mix of revenue and contribution margins, generating approximately 70% of companywide revenue and 73% of operating income.

CORN NET SALES AND PRODUCT LINE OPERATING INCOME

                                                   Increase                                        Increase
                               1998               (Decrease)                   1997               (Decrease)              1996
--------------------------------------------------------------------------------------------------------------------------------
(In millions)

NET SALES:
    North America........     $  970          $    63        6.9 %           $   907        $    (1)        (0.1)%     $   908
    Europe...............        300              (27)      (8.3)%               327             (1)        (0.3)%         328
    Other regions........        123              (28)     (18.5)%               151             10          7.1 %         141
                              ------          -------      -------           -------        -------         ------     -------
Total net sales..........     $1,393          $     8        0.6 %           $ 1,385        $     8          0.6 %     $ 1,377
                              ======          =======      =======           =======        ========        ======     =======

OPERATING INCOME:
    North America........     $  290          $    24        9.0 %              $266        $   (10)        (3.6)%     $   276
    Europe...............         98              (15)     (13.3)%               113             13         13.0 %         100
    Other regions........          8              (15)     (65.2)%                23            (11)       (32.4)%          34
                              ------          -------      -------           -------        -------         ------     -------
Total operating income...     $  396          $    (6)      (1.5)%              $402        $    (8)        (2.0)%     $   410
                              ======          =======      =======           =======        ========        ======     =======

UNIT SALES:
 (80,000-kernel units)
    North America........       12.0              0.5        4.3 %              11.5           (0.6)        (4.6)%        12.1
    Europe...............        2.8             (0.1)      (3.4)%               2.9            0.1          3.6 %         2.8
    Other regions........        2.2             (0.3)     (12.0)%               2.5             --          --  %         2.5
                              ------          -------      -------           -------        -------         ------     -------
Total unit sales.........       17.0              0.1        0.6 %              16.9           (0.5)        (3.0)%        17.4
                              ======          =======      =======           =======        ========        ======     =======

ACRES:
North America............       84.1              0.8        1.0 %              83.3            0.6          0.7 %        82.7
                              ======           =======      =======           =======        ========        ======     =======

         The primary drivers affecting North American operations are per-unit price and cost, market share, and market size. Seed corn operating income in North America improved $24 million, or 9%, over 1997 results. The improved results were primarily due to increased revenue. Revenue increased $63 million, or 6.9%, over 1997 as a result of two factors: (i) an increase in the average per-unit selling price, which accounted for $25.1 million of the total increase, and (ii) additional units sold of 500,000, which accounted for $37.7 million of the total increase. Higher investments in research and product development and product promotion also impacted current year results. In addition, the stronger U.S. dollar reduced operating income from Canada by approximately $2.3 million.

         Despite the competitive environment in North America, the average per-unit net seed corn selling price increased approximately 3%. During 1998, this increase would have been higher had the Company not implemented changes to its replant program. In previous years, the price of seed sold for replant was discounted 50%, while in 1998 replant seed was provided free of charge. In addition to the program change, adverse weather conditions resulted in significantly higher replanting in 1998. Excluding these two factors, the net selling price of seed in North America increased approximately 5% as a result of the introduction of several new premium-priced elite products and a continued shift in the sales mix to higher-priced premium products.

         Current year per-unit seed corn cost of sales decreased $0.30, largely due to lower inventory reserves and lower commodity costs. When combined with the sales price effect, net seed corn margins increased approximately $2.40 per unit. Provisions for inventory reserves in 1998 were $1.75 per unit compared to $1.98 per unit in 1997. The Company's policy is to provide adequate reserves for inventory obsolescence. Approximately 8% of North American unit sales were reserved in 1998 compared to 9% in 1997.

         An increase in North American market size impacted current year operating results. Based on information to date, North American market size was estimated at 84.1 million acres, an increase of approximately 1% from 1997. Based on current year unit sales, the Company maintained its 42% share of the North American seed corn market.

         Increased investments in research and product development and higher selling costs associated with the launch of an unprecedented number of new products reduced operating income approximately $18 million. New genetics accounted for more than 40% of current year unit sales, including 2.4 million units of the Company hybrids with the YieldGard(1) gene for European Corn Borer
(ECB) resistance.

         Operating income in Europe, on a constant dollar basis, increased 2% over 1997. In Europe, seed corn operations were challenged in 1998 by reduced acreage. In addition, results reported in U.S. dollars were negatively impacted by the strengthening of the U. S. dollar against European currencies, reducing 1998 operating income by $17 million compared to 1997. Excluding this effect, the region achieved a new record in operating income. Seed corn market share gains in Italy and Spain and higher per-unit prices in Central Europe contributed to the increase. These factors more than offset the effect of a 6 to 8% reduction in hectares planted to corn.

         The Company achieved record operating income in several countries within the Africa, Middle East, Asia, and Pacific region. Seed corn operations in South Africa, Turkey, and Pakistan all reported record results in 1998 driven by increases in market share and per unit prices. However, overall results of operations for the region were hampered by reduced market size and by significant devaluation in the local currencies in Southeast Asia. The currency devaluation in Southeast Asia negatively impacted 1998 corn operating income by $5 million. Key markets in Asia and Africa experienced a 10 to 15% reduction in market size due to adverse weather conditions.

         The Company's corn operations in Latin America experienced an operating loss of $11 million compared to a $2 million loss in 1997. The Company's operations in Brazil continued to be affected by the decrease in market size reported last year. In Argentina, performance issues with key hybrids noted last year continued to impact 1998 operations. As a result, unit sales and price per unit were lower than 1997. To address these performance issues, new products were introduced in 1998 in Brazil and Argentina and additional new products will be introduced in upcoming years.

         Operating income in Mexico decreased $3 million from 1997. This was due to drought and currency devaluation. The drought conditions resulted in fewer acres planted to corn and decreased unit sales in 1998. The stronger U. S. dollar compared to the Mexican peso reduced reported results in 1998 by $2 million.




--------
(1) Registered trademark of, and used under license from, Monsanto Company.

         North American Seed Corn Unit Sales (in millions)

                                    1998             1997              1996
                                    ----             ----              ----
                                    12.0             11.5              12.1

         North American Corn Acreage (in millions)

                                    1998             1997              1996
                                    ----             ----              ----

                                    84.1             83.3              82.7

         Estimated North American Seed Corn Market Share

                                    1998             1997              1996
                                    ----             ----              ----

                                    42%              42%               44%

SOYBEAN SEED

         Soybean seed is the Company's second largest product in terms of revenue and operating income. The primary drivers for operating income are premium product sales, market size, market share, and price. Current year soybean operating income in North America improved $7 million, or 26%, over 1997 results to a record $33.7 million. Record North American soybean revenues and profits in 1998 were primarily driven by the increased demand for premium-priced glyphosate-resistant soybeans with the Roundup Ready gene. Unit sales of these soybeans more than doubled in the current year.


         North American Soybean Unit Sales (in millions)

                                    1998             1997              1996
                                    ----             ----              ----

                                    13.5             13.5              11.3

         North American Soybean Acreage (in millions)

                                    1998             1997              1996
                                    ----             ----              ----

                                    75.2             73.5              66.4

         Estimated North American Soybean Market Share

                                    1998             1997              1996
                                    ----             ----              ----

                                    15.8%            18.1%             17.2%

         North America unit sales account for approximately 97% of worldwide soybean unit sales. Unit sales included over 5 million units of glyphosate-resistant products, compared to 2.3 million units in 1997. The Company's current year unit sales of these products totaled approximately 39% of total soybean unit sales compared to 17% in 1997. The strong demand for and available supply of glyphosate-resistant products limited the Company's market share.

         Higher commodity prices and additional acres available for planting due to acres coming out of conservation programs resulted in additional acres planted to soybeans in the current year. Net margins improved from a year ago despite higher commodity costs. An increase in list prices for the current year, combined with the sales price effect of glyphosate-resistant products, which are sold at a premium, more than offset the increase in unit costs.

OTHER PRODUCTS

         Other products' current year operating results improved $4 million over those recorded in 1997. Wheat, sunflower, and canola accounted for most of the change. Wheat operating income increased $4 million over 1997 results. Sunflower operations provided a positive impact to the current year mainly due to operations in North America and Europe. An increase in sunflower operating income of $4 million is the result of a $10 million increase in sales over 1997. Operating income for canola products in 1998 improved $2.5 million from 1997 results primarily due to the increased sales of herbicide resistant products. Operating results decreased $6 million due to the Company's equity ownership in Optimum Quality Grains, L.L.C., which began operations in 1998.

OTHER PRODUCTS NET SALES AND COMBINED PRODUCT LINE OPERATING INCOME (LOSS)

                                             Increase                        Increase
                                1998        (Decrease)          1997        (Decrease)           1996
-----------------------------------------------------------------------------------------------------
(In millions)

NET SALES
    Alfalfa..............       $ 46       $ 1       2.2 %      $ 45       $13       40.6 %     $ 32
    Sorghum..............         36         -        -- %        36         5       16.1 %       31
    Wheat................         24         4      20.0 %        20        (5)     (20.0)%       25
    Sunflower............         34        10      41.7 %        24         2        9.0 %       22
    Microbial products...         29        (1)     (3.3)%        30         2        7.1 %       28
    Other products.......         41         5      13.9 %        36        (6)     (14.3)%       42
                                ----       ---      ----        ----       ---      -----       ----
Total net sales..........       $210       $19       9.9 %      $191       $11        6.1 %     $180
                                ====       ===      ====        ====       ===      =====       ====

Total combined
    operating income
    (loss)...............        $15        $4                   $11       $14                  ($3)
                                ====       ===                  ====       ===                  ====


These products provide the sales organization a full line of seed products, significantly aiding in the sale of higher-margin products. In addition, the opportunity for some of these product lines to generate greater levels of operating income in the future is promising.

CORPORATE AND OTHER ITEMS

         Current year indirect general and administrative expenses increased $11 million, or 14%, over 1997 levels. Increased employee compensation costs and higher training and development costs resulting from investments in information systems within North America and Europe were a significant part of the current year increase. The protection of research technology through the filing of patents and the cost of litigation associated with the ownership of technology also contributed to this increase. The Company filed 187 patent applications in the United States through September of calendar year 1998 compared to 121 and 109 in calendar years 1997 and 1996, respectively.


         Net financial income for fiscal 1998 increased $38 million from 1997. Net exchange and other gains and losses in the current year were impacted by a $20 million gain on the sale of two million shares of Mycogen Corporation stock in 1998 compared to a $7 million gain on the sale of one million shares in 1997. The Mycogen transactions, net of expenses, increased diluted earnings per share $0.04 and $0.01 in 1998 and 1997, respectively. In addition, net financial income was impacted by interest earned on the proceeds from equity transactions with DuPont.

         The decrease in the effective tax rate from 34% in 1997 to 33% in 1998 was primarily attributable to the Company's operations outside the United States and an increase in research tax incentives. The decrease in the effective tax rate between years increased earnings per share by $0.02. The Company's effective tax rate will vary based on the mix of earnings and tax rates from the various countries in which it operates.

ALLIANCE WITH DUPONT

         In September 1997, the Company and DuPont finalized an agreement that created one of the world's largest private agricultural research and development collaborations. The companies also formed a joint venture, Optimum Quality Grains, L.L.C., that markets improved quality traits to increase the value of crops for livestock feeders, grain processors, and other end users. The joint venture does not sell seed. The Company is the preferred worldwide provider and marketer of quality trait seed for the joint venture.

         In connection with the above agreements, DuPont also acquired an equity interest in the Company through the purchase of 164,446 shares of preferred voting stock for $1.7 billion. Effective January 30, 1998, each preferred share was converted into 100 shares of Class B common stock with a stated value of $1.00 per share. As required by the agreement, the Company used approximately $1.5 billion of the proceeds from the DuPont investment to purchase approximately 16.4 million shares of the Company's outstanding common stock through a Dutch auction self-tender. The common shares reacquired by the Company were retired, but remain authorized and unissued. The net effect of these equity transactions, including associated transaction costs, was an increase in Class B common stock of $16.4 million, a decrease in common stock of $16.4 million, and an increase in additional paid-in capital of approximately $170 million, the use of which is unrestricted. Immediately following the completion of the Dutch auction self-tender, DuPont's equity interest in the Company was approximately 20%.

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


                                                                                               Pro forma
                                                   As Reported                       Excluding Equity Transactions
                                         -------------------------------------       -----------------------------
                                                       Shares                                       Shares
                                         Income        (Denom-      Per-Share       Income          (Denom-     Per-Share
     Year Ended August 31, 1998          (Numerator)   inator)      Amount          (Numerator)     inator)     Amount
     --------------------------          ------------------------------------       -------------------------------------
(In millions, except
     per share amounts)

Net income ......................         $ 270                                        $ 270

Items resulting from the
DuPont equity transactions
     Preferred stock dividends ..            (9)                                          --
     Interest benefit from DuPont
         proceeds* ..............            --                                          (12)
                                          -----                                          ---
Basic earnings per share
     Net income attributable to
         common shareholders ....         $ 261       231.5        $ 1.13               $258          244.4       $ 1.06

Effect of dilutive securities
     Convertible preferred stock              9        17.7                               --             --
     Stock options ..............            --         1.1                                             1.1
                                          -----       -----                              ---          -----

Diluted earnings per share
Net income attributable to
         common shareholders ....         $ 270       250.3        $ 1.08               $258          245.5       $ 1.05
                                          =====       =====        ======               ====          =====       ======

* Based on the assumption that the proceeds generated by DuPont equity transactions earned an investment return during the period on the excess funds and reduced borrowing costs at the Company's after-tax investment and borrowing rates.

YEAR ENDED AUGUST 31, 1997, COMPARED TO YEAR ENDED AUGUST 31, 1996

HYBRID SEED CORN

         August 31, 1997 seed corn operating income decreased $8 million, or 2% from 1996 results. Operations in North America played a significant role in the decrease, primarily the result of fewer unit sales, increased per-unit net margins, and higher investments in research and product development. Seed corn operations outside North America provided increased operating income from 1996 on higher unit sales; however, this was tempered by the stronger U.S. dollar in 1997.

         Seed corn market share in North America declined approximately two points in 1997, bringing the Company's estimated leading share of the North American market to approximately 42%. The Company introduced a number of new products in limited volumes in 1997 which were targeted to replace hybrids that had been leading sellers in recent years. Lower unit sales of these older hybrids were largely responsible for the estimated 1997 market share decrease.

         Delayed regulatory approval for the Company's ECB resistant corn products also contributed to the 1997 market share decline. Despite regulatory approval for these products coming late in the selling season, the Company sales representatives were able to place the Company seed in more than 20% of the estimated North American acres planted to ECB resistant corn in 1997. However, due to the late start, the Company was unable to attain its normal market presence for these products.

         The sale of two key hybrids, 3394 and 3489, accounted for approximately 23% and 28% of the Company's 1997 and 1996 North American hybrid seed corn unit sales, respectively.

         Corn acreage in North America during 1997 rose modestly above 1996 levels which positively affected operating income. Although operating results in North America were affected by higher per-unit seed corn costs, the average seed corn selling price also increased.

         In 1997, the average net seed corn selling price per unit to customers in North America increased 7% resulting from the introduction of several new elite products, which were priced at a premium, and an increase in list prices across the entire product line. However, during 1997 a change was made to the Company's commission program, which eliminated some ties between the commission and quantity savings discount programs. Reported quantity savings discounts increased and reported net commission expense decreased accordingly. As a result, reported net price for 1997 based on reported net sales only reflects an increase of approximately 5%. Net selling price per unit to customers, North American seed corn net margin per unit, and net compensation to sales representatives were essentially unaffected by this program change.

         Per-unit seed cost of sales increased approximately $2.50 in 1997, principally due to the prior year cost of sales mix. Fiscal 1996 cost of sales included large quantities of lower-priced carryover seed from the 1994 crop year. When combined with the sales price effect, net seed corn margins increased approximately $2.25 per unit. Provisions for inventory reserves in 1997 were $1.98 per unit, compared to $2.22 per unit in 1996. Approximately 9% of North American unit sales were reserved in 1997.

         North American research and product development costs for seed corn increased $11 million in 1997, or 15%, to $86 million. The increase was the result of additional spending on classical plant genetic activities and investments to access technology that will help expand and improve the Company's germplasm base.

         As a result of investments in research and product development, the Company research program turned out 27 new corn hybrids in limited volumes for the North American market in 1997. First-year sales of these new hybrids reached nearly 600,000 units, four times more than any previous group of new product introductions.

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

SOYBEAN SEED

         Soybean operating income improved $11 million, or 69%, over 1996 results. The primary drivers for operating income - market size, market share, and price - had positive impacts on soybean operations.

         Unit sales in North America increased 19%, or approximately 2.2 million units, over 1996 levels as a result of increased acreage and improved market share. Favorable commodity prices drove an 11% increase in acres planted to soybeans in 1997. Continued strong product performance and the demand for glyphosate-resistant varieties contributed to market share gains.

         Net margin in North America improved approximately $0.60 per unit from 1996 despite higher commodity costs. An increase in list prices for 1997, combined with the sales price effect of glyphosate-resistant products that are sold at a premium, more than offset the increase in unit costs.

         The demand for glyphosate-resistant products in North America was strong in 1997. The Company's 1997 unit sales of these products totaled 2.3 million units, or approximately 17% of total soybean unit sales, compared to unit sales of less than 100,000 in 1996.

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

         Net financial income increased $3 million from what was recorded in 1996. The retirement of the medium-term note program in February 1996, combined with a lower average level of short-term borrowing in 1997, reduced 1997 interest expense $3 million. A gain in 1997 from the sale of one million shares of Mycogen Corporation stock improved net financial income $7 million; however, this was offset almost entirely by an increase in recorded net exchange losses, principally due to the strengthening of the U.S. dollar against European currencies.

         The decrease in the effective tax rate from 36% in 1996 to 34% in 1997 was primarily attributable to the Company's operations outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

         Due to the seasonal nature of the agricultural seed business, the Company generates most of its cash from operations during the second and third quarters of the fiscal year. Cash generated during this time is used to repay commercial paper borrowings and accounts payable, which are the Company's primary sources of credit during the first and fourth quarters of the fiscal year. Any excess funds available are invested, primarily in short-term commercial paper.

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

         Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at August 31, 1998 totaled $76 million, a $15 million decrease from 1997. In 1998, short-term borrowings peaked at $128 million compared to $250 million in 1997. Short-term borrowings were lower due to the net proceeds of approximately $170 million resulting from the sale of preferred shares to DuPont and the subsequent Dutch auction self-tender.

         In 1998, including net proceeds available from equity transactions with DuPont, short-term domestic investments peaked at $429 million compared to $242 million in 1997. The 1998 amount does not include $1.5 billion of the proceeds from the DuPont equity transaction used in the Dutch auction self-tender due to the nonrecurring nature of the transaction. Short-term investments are made through a limited number of reputable institutions after evaluation of their investment procedures and credit quality. The Company invests in only high-quality, short-term securities, primarily commercial paper. Individual securities must meet credit quality standards, and the portfolios are monitored to ensure diversification among issuers.


Fiscal 1998 and 1999 Available Domestic Lines of Credit
(In millions)

                1st Quarter        2nd Quarter      3rd Quarter      4th Quarter
                -----------        -----------      -----------      -----------

Revolving              $200              $200             $200             $200
Seasonal                100               100               --               --
                      -----             -----            -----            -----
Total                  $300              $300             $200             $200
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

         The quarterly dividend paid in July of 1998 increased to $0.10 per share, up 15% from the $0.087 per-share dividend paid the prior four quarters. The Company's dividend policy is to annually pay out 40% of a four-year rolling average of earnings.

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

         The Company uses derivative instruments such as commodity futures and options to hedge the commodity risk involved in compensating growers. The Company contracts with independent growers to produce the Company's finished seed inventory. Contracts with growers generally allow them to settle with the Company for the market price of grain for a period of time following harvest. It is the Company's policy to hedge commodity risk prior to setting the retail price of seed. The hedge gains or losses are accounted for as inventory costs and expensed as cost of goods sold when the associated crop inventory is sold. At August 31, 1998 and 1997, net unrealized losses on these contracts for corn and soybeans totaled $13 million and $4 million, respectively. A 10% change in the market price of the commodity contracts would impact 1998 net unrealized losses by approximately $1 million. The contract volumes at year end depend upon the acreage contracted with growers, the crop yield, the percentage growers have marketed to the Company, and the percentage of crop hedged by the Company. Since these positions are a hedge to inventory costs, any change in the cost of these positions is offset by an opposite change in inventory costs.

         The Company uses derivative instruments such as forward exchange contracts, purchased options, and cross currency swaps to hedge foreign-currency-denominated transactions such as exports, contractual flows, and royalty payments. While derivative hedge instruments are subject to price fluctuations from exchange and interest rate movements, the Company expects these price changes to generally be offset by changes in the U.S. dollar value of foreign sales and cash flows. Therefore, hedging gains and losses are matched with the costs of the underlying exposures and accounted for in inventory, sales, or net financial costs. At August 31, 1998 and 1997, net unrealized losses from foreign-currency hedge contracts totaled $1 million and $4 million, respectively. A 10% change in exchange rates would impact 1998 net unrealized losses by approximately $14 million.

         The Company does not trade in commodity-based or financial instruments with the objective of earning financial gain on rate or price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

ACCOUNTING PRONOUNCEMENTS

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" effective December 31, 1997. SFAS No. 128 is retroactive to prior years; however, the adoption did not materially affect prior years' earnings per share as previously reported under APB Opinion No. 15.

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

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after December 15, 1998. Therefore, the Company will adopt this statement for its fiscal year ended August 31, 2000. Due to the recent issuance and the complexity of the statement, the Company is still in the process of determining the effect of adopting the statement on the Company's operations and financial position.

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

         The Company is well into its Year 2000 remediation effort, having begun this process in 1996. The Company expects to see little, if any, direct impact on operations given the nature of the business and the Company's business relationships, the corrective steps taken to date, and the contingency plans to be put in place in 1999. Additionally, the Company has long had a policy of aggressively investing in and adopting new technologies. As a result, many of the Company's core and end-user systems were developed or delivered in Year 2000 compliant form, greatly reducing the number of non-compliant legacy systems requiring corrective measures. For example, the Company recently implemented SAP AG's R/3 enterprise application software in the United States, Canada, Italy, and France.

         Management has established a committee to direct the Company's compliance activities. The committee meets on a regular basis and reports quarterly to the Board of Directors. The committee has segregated the Company's work on the Year 2000 issue into four phases: 1) inventory, 2) assessment, 3) remediation, and 4) testing. At August 31, 1998, the committee reported that the inventory, assessment, and remediation phases for the core-processing infrastructure and for core business applications were 90 to 95% complete. The remaining work in these phases is expected to be completed by February 1999. Integration testing of core applications and infrastructure is scheduled to begin in February 1999 and is expected to be completed by the end of September 1999.

         At August 31, 1998, the Company had completed an inventory of personal computer, office automation, laboratory, production, and telecommunication equipment worldwide. Inventory of building systems was in progress. Assessments had been completed for 40 to 50% of the components surveyed and should be completed by the end of 1998. At this point in time, the Company estimates that a small percentage of the equipment inventory will require remediation and that upgrades or replacements will be completed by the end of June 1999.

         The Company is also in the process of analyzing the Year 2000 readiness of material third parties (suppliers). Replacement suppliers will be found in 1999 if the Company determines some suppliers are not likely to be compliant in time.

         The Company has spent approximately $1 million to date in direct costs associated with reaching Year 2000 compliance. Total costs to the Company to address Year 2000 issues are currently estimated not to exceed $3 million to $5 million and consist primarily of consulting fees for software remediation activities and expected costs to replace noncompliant hardware components. These costs are expected to be funded through earnings.

         On the basis of research to date, the Company believes that the greatest potential for disruption lies not in the Company's internal systems but rather in the external systems of the Company's service providers. The Company believes, however, that in North America and Europe, where the Company does most of its business, disruptions in these external systems will be short-lived, and that through contingency planning the Company can minimize the impact on seed production and selling activities in the Northern Hemisphere. Analysis to date also indicates that the vast majority of the Company's supplier and customer base will likewise not be impacted by internal system problems. The Company believes, however, given the number of supplier options available, that the Year 2000 challenge will not materially impact the Company's ability to produce seed products or the ability to sell and distribute these products to customers for planting in the spring of 2000.

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

EURO CONVERSION

         The Company believes the euro conversion will not have a material impact on the Company's ability to execute transactions during the transition period, which begins January 1, 1999, and ends December 31, 2001. The significant requirement of companies during this period is the ability to invoice and accept payment in euro at a customer's request. The Company has systems and processes in place to manage euro denominated transactions if a customer makes this request.

         The Company continues to evaluate the impact the euro conversion will have on its business, although the Company believes it will not have a material impact on its results of operations or financial condition.

         The Company has performed an analysis of the readiness of applicable computer systems for the euro conversion. Plans are in place to upgrade existing systems prior to 2001 to meet the needs of full euro conversion. The cost of these upgrades is not expected to be material to the Company. In addition, the Company has analyzed changing its hedging of foreign-currency-denominated transactions in participating countries from their legacy currency to the euro. Management expects hedging in the euro to reduce the number of hedging contracts and associated administrative costs.

OUTLOOK FOR 1999 AND BEYOND

         The Company's prospects for 1999 and beyond are encouraging. The Company plans to introduce over 50 new seed corn hybrids in North America in 1999, including high-oil products and several with the Bt gene for resistance to European Corn Borer (ECB). Approximately 70% of the units sold in 1999 are expected to be from hybrids introduced in 1997 or later. List prices of the Company's hybrid corn seed in North America will not be increased in 1999. However, the trend of customers to purchase new higher-priced, higher-value products is expected to increase North America's average per-unit seed corn selling price and per-unit margin. With the increased introduction of new products, the Company anticipates more rapid obsolescence of older products.

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

         During 1998, there was an unprecedented level of discounting and promotions of hybrid seed corn by competitors. New alliances, combined with a consolidation of industry players, have increased the level of uncertainty in the industry. However, the Company is well positioned against its competitors. The Company plans to continue to aggressively demonstrate to customers the financial benefits of the yield advantage of its products.

         The demand for glyphosate-resistant soybeans is expected to continue to grow in 1999. The Company expects to have adequate supply available to meet the expected demand. As a result, glyphosate-resistant products are expected to represent a larger percentage of overall soybean sales in 1999, and margins are expected to improve because of their premium sales price.

         The Company anticipates continued growth in local currency sales and operating profits outside of North America. Therefore, declines in the value of foreign currencies against the U.S. dollar could adversely affect operating income from these operations.

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

         Salary and benefits are another factor that influences fixed costs. Pioneer's commitment to the work force and responsiveness to the competitive environment is expected to raise base compensation levels faster than inflation in the next fiscal year.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 1998.

                                            PIONEER HI-BRED INTERNATIONAL, INC.


                                            /s/ Duane A. Suess
                                            --------------------------
                                            Duane A. Suess, Controller