Form 10-Q
period 1998-11-30
PIONEER HI BRED INTERNATIONAL INC
filed 1999-01-07
CIK 78716

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Iowa                                 42-0470520
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation organization)


          800 Capital Square, 400 Locust Street, Des Moines, Iowa 50309
          -------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (515) 248-4800
---------------------------------------------------   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X            No
                                    -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 29, 1998
            -----                               --------------------------------

Common Stock ($1.00 par value)                                 190,116,845
Class B Common Stock ($1.00 stated value)                       49,333,758

                       PIONEER HI-BRED INTERNATIONAL, INC.

                                      INDEX



                                                                                  PAGE


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -- November 30, 1998,
             August 31, 1998, and November 30, 1997.........................      3-4


           Consolidated Condensed Statements Of Operations-- Three Months
             Ended November 30, 1998 and 1997...............................        5


           Consolidated Condensed Statements Of Cash Flows-- Three Months
             Ended November 30, 1998 and 1997...............................        6


           Notes to Consolidated Condensed Financial Statements.............      7-8


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................     9-12


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................       13

  Signatures................................................................       14

                         PART I - FINANCIAL INFORMATION


                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ( In millions)

                                            November 30,    August 31,     November 30,
ASSETS                                        1998            1998             1997
                                              ----            ----             ----
                                           (Unaudited)                     (Unaudited)

CURRENT ASSETS
    Cash and cash equivalents...........    $      77       $      86       $      76
    Accounts and notes receivable, net..          261             400             237
    Inventories:
      Finished seed.....................          435             273             429
      Unfinished seed...................          407             201             372
      Other.............................           12               7              11
    Income taxes receivable.............           12              --              --
    Deferred income taxes...............           61              69              63
    Prepaid expenses and other
        current assets..................           11               3              11
Total current assets....................    $   1,276       $   1,039       $   1,199

LONG-TERM ASSETS........................           51              47              79




PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    November 30, 1998- $536
    August 31, 1998- $520
    November 30, 1997 - $509............          598             576             554



INTANGIBLES.............................           65              55              65
                                                   --              --              --

                                            $   1,990       $   1,717       $   1,897
                                             ========        ========        ========

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)




LIABILITIES AND SHAREHOLDERS'                November 30,      August 31,    November 30,
EQUITY                                            1998           1998            1997
                                                  ----           ----            ----
                                             (Unaudited)                     (Unaudited)

CURRENT LIABILITIES
    Short-term borrowings.................   $     289        $      76       $      85
    Current maturities of long-term debt..          11               14               6
    Accounts payable, trade...............         344               81             340
    Accrued compensation..................          34               61              33
    Income taxes payable..................          --               46               9
    Other accruals........................          40               67              51
                                                    --               --              --
      Total current liabilities...........   $     718        $     345       $     524
                                                   ---              ---             ---


LONG-TERM DEBT............................   $       5        $       5       $      19
                                                   ---              ---              --

DEFERRED ITEMS,
    Retirement benefits...................   $      96        $      94       $      84
    Income taxes..........................          19               19              19
                                                   ---              ---             ---
                                             $     115        $     113       $     103
                                                   ---              ---             ---

MINORITY INTEREST IN SUBSIDIARIES.........   $       7        $       7       $       6
                                                   ---              ---             ---

SHAREHOLDERS' EQUITY
      Preferred stock, $100 stated value..   $      --        $      --       $      16
      Common stock, $1 par value..........         230              230              76
      Class B common, $1 stated value.....          49               49              --
      Additional paid-in capital..........         246              246             227
      Retained earnings...................       1,329            1,428           1,360
      Accumulated other comprehensive
        loss, net.........................        (36)             (46)            (19)
                                                 -----            -----           -----
                                             $   1,818        $   1,907       $   1,660

    Less:  Cost of common shares
      acquired for the treasury...........        (647)            (631)           (393)
      Unearned compensation...............         (26)             (29)            (22)
                                                 -----            -----           ------
                                             $   1,145        $   1,247       $   1,245
                                                 -----            -----           -----
                                             $   1,990        $   1,717       $   1,897
                                                 =====            =====           =====

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited, in millions)



                                                          Three Months Ended
                                                               November 30,
                                                         1998              1997
                                                         ----              ----
Net sales..........................................   $      76         $      79
                                                       --------          --------
Operating costs and expenses:
  Cost of goods sold...............................   $      56         $      51
  Research and product development.................          40                34
  Selling..........................................          54                55
  General and administrative.......................          35                28
                                                       --------          --------
                                                      $     185         $     168
                                                       --------          --------
  Operating loss...................................   $    (109)        $     (89)

Investment income..................................           5                18
Interest expense...................................          (5)               (2)
Net exchange loss..................................          (5)               (5)
                                                       --------          --------
  Loss before items shown below....................   $    (114)        $     (78)

Provision for income taxes.........................          39                27
Minority interest and other........................          --                --
                                                       --------          --------

  Net loss.........................................   $     (75)        $     (51)
                                                       ========          ========
Preferred stock dividend...........................   $      --         $       4


  Net loss attributable to common shareholders.....   $     (75)        $     (55)


Basic and diluted net loss per common share*.......   $     (.31)       $     (.24)

Dividends per common share*........................   $      .10        $      .087

Average common shares outstanding..................        240.0             226.0

* Not in millions

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)

                                                          Three Months Ended
                                                               November 30,
                                                          1998              1997
                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss).......................................   $     (75)        $     (51)
  Noncash items included in net (loss):
    Depreciation and amortization..................          27                22
    Other..........................................          (4)              (12)
  Net change in assets and liabilities.............         (84)             (104)
                                                       --------          --------
    Net cash used in operating activities..........   $    (136)        $    (145)
                                                       --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   $     (37)        $     (30)
  Other............................................         (14)                8
                                                       --------          --------
    Net cash used in investing activities..........   $     (51)        $     (22)
                                                       --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term borrowings.   $     220         $      (4)
  Purchase of common stock.........................         (16)           (1,525)
  Dividends paid...................................         (24)              (26)
  Net proceeds from issuance of preferred stock....          --             1,701
  Net (payments) proceeds on longterm debt.........          (3)               --
                                                       --------          --------
    Net cash provided by financing activities......   $     177         $     146
                                                       --------          --------
    Net decrease in cash and cash equivalents......   $      (9)        $     (21)
Cash and cash equivalents, beginning...............          86                97
                                                       --------          --------
CASH AND CASH EQUIVALENTS, ENDING..................   $      77         $      76
                                                       ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
  Cash paid for:
    Interest.......................................   $       5         $       1
                                                       ========          ========
    Income taxes...................................   $      10         $       9
                                                       ========          ========

NONCASH FINANCING ACTIVITIES:
  Retirement of 16,466,045 shares of treasury stock:
    Common stock...................................   $      --         $      16
    Additional paidin capital......................          --             1,509
                                                       --------          --------
    Treasury stock.................................   $      --         $   1,525
                                                       ========          ========


See Notes to Consolidated Condensed Financial Statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       PIONEER HI-BRED INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of November 30, 1998 and 1997, and the results of operations and cash flows for the three months ended November 30, 1998 and 1997. Because of the seasonal nature of the Company's business, the results of operations for the three months ended November 30, 1998, may not be indicative of the results to be expected for the full year.

2. Pioneer has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. Such guarantees totaled approximately $23 million at November 30, 1998 and 1997.

3. Since April, 1996, DeKalb Genetics Corporation ("DeKalb") has filed six lawsuits against Pioneer. The lawsuits allege that insect resistant corn products that use a Bt gene, and corn products resistant to a glufosinate herbicide, infringe on certain DeKalb patents. On November 10, 1998, two of the six lawsuits filed were dismissed with prejudice. These two lawsuits alleged the Company had infringed on Dekalb patents by using glufosinate resistant products in developing corn hybrids.

    After reviewing the Company's intellectual property position, DeKalb's patent filings, DeKalb's lawsuits, and conducting extensive discovery, Pioneer continues to believe all DeKalb's claims are without merit. Pioneer has denied DeKalb's allegations and raised defenses that, if successful, would render DeKalb's patents invalid. Pioneer believes that disposition of the lawsuits will not have a materially adverse effect on the consolidated financial position and results of operations of the Company. Pioneer also does not expect delays in the introductions of advanced corn hybrids with insect and herbicide resistance because of these lawsuits


4. The following table summarizes the computation of weighted average shares outstanding:


    Period Ended November 30,                      1998          1997
        (in millions)

        Number of shares of common stock
        outstanding at beginning of the period.....      240.3           246.7

        Weighted average number of shares of
        common stock issued during the period......         --              --

        Weighted average number of shares of
        common stock purchased for the treasury....       (0.3)          (20.7)

        Weighted average number of shares of
        common stock outstanding during the period.      240.0           226.0

5. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

                                          November 30, 1998                   November 30, 1997
                                  -------------------------------     -------------------------------
                                  Income/    Shares                   Income/     Shares
                                  (Loss)     Denom-     Per-Share     (Loss)      Denom-    Per-Share
    Three Months Ended            Numerator   inator    Amount        Numerator    inator   Amount
    (in millions, except
       per share amounts)

    Net (loss) ..............      $  (75)                             $  (51)
    Less:  Preferred
        stock dividends......          --                                   4
                                    -----                               -----

    Basic earnings (loss) per share:
    (Loss) attributable to
        common shareholders..      $  (75)     240.0     $  (.31)      $  (55)      226.0   $  (.24)
                                                          ======                             ======
    Effect of dilutive securities:
    Convertible preferred stock        --         --                       --         --
    Stock options............          --         --                       --         --
                                   ------      ------                   ------      -----
    Diluted earnings (loss) per share:
    (Loss) attributable to
        common shareholders..      $  (75)     240.0     $  (.31)      $  (55)       226.0  $  (.24)
                                    =====      =====      ======        =====        =====   ======


    The periods presented reflect a loss attributable to common shareholders. As a result, the effect of convertible preferred stock and stock options are not included in the calculation of diluted earnings per share as their effects are anti-dilutive.

6.      Accounting Pronouncements

    As of September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on a company's net income (loss) or shareholders' equity. SFAS No.
    130 requires other comprehensive income to include foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities classified as available-for-sale securities, which prior to adoption were reported separately in shareholders' equity. The November 30, 1997, and August 31, 1998, financial statements have been reclassified to conform to the requirements of SFAS No. 130.

    During the first quarter of 1999 and 1998, total comprehensive loss, which includes net loss and other comprehensive income (loss), amounted to $65 million and $53 million, respectively.

                       PIONEER HI-BRED INTERNATIONAL, INC.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes, and with the Company's audited financial statements and notes for the fiscal year ended August 31, 1998.


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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at November 30, 1998, consisted of $208 million in domestic commercial paper and $81 million in direct short-term borrowings from foreign banks.

During fiscal 1999 the Company has the following domestic lines of credit available: (in millions) Revolving Seasonal Total

        First quarter        $200           $100          $300
        Second quarter       $200           $100          $300
        Third quarter        $200           $ --          $200
        Fourth quarter       $200           $ --          $200


    During the fiscal year ended August 31, 1998, the Company finalized an agreement with DuPont that created one of the world's largest private agricultural research and development collaborations. The Company and DuPont also formed a joint venture, Optimum Quality Grains, L.L.C. that markets improved quality traits.

    In connection with the above agreement, the Company issued convertible preferred stock to DuPont, which was converted to Class B common stock during fiscal year 1998. As required by the agreement, Pioneer used a majority of the proceeds to purchase shares of the Company's outstanding common stock through a Dutch auction self-tender. The excess proceeds from these transactions of approximately $170 million were used for 1998 operations and to purchase additional shares of Pioneer common stock on the open market through the Company's stock repurchase program.

    Current year short-term borrowings are not comparable to November 30, 1997 amounts due to the DuPont transactions which reduced the need for short-term borrowing. However, current year short-term debt is comparable to historical levels.

    The growth in receivables at November 30, 1998, when compared to November 30, 1997, was primarily due to increased participation in the Company's credit programs.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net loss for the three months ended November 30, 1998, was $75 million, or $.31 per share, on sales of $76 million. In the first three months of the prior fiscal year, the Company recorded a loss of $51 million on sales of $79 million. After the payment of preferred dividends the net loss attributable to common shareholders for November 30, 1997 totaled $55 million or $.24 per share.

    Due to the seasonality of the seed business, partial-year results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such quarterly comparisons are not emphasized. Typically, most of the Company's revenue and operating profit are generated in the third quarter. Revenues during the Company's first quarter are generated mostly from Southern Hemisphere operations, North American wheat sales, and worldwide microbial product sales and generally represents less than 5 percent of the Company's annual sales.

Three Months Ended November 30, 1998 compared to the Three Months Ended November 30, 1997

    The current operating loss increased $20 million to $109 million largely due to decreased sales and increased fixed costs. Increased sales in seed corn were more than offset by decreases in wheat and other products. The increase in fixed costs of approximately 10 percent was expected due to planned expenditures in research and product development, sales and marketing, information management and other targeted areas. Increased investments in research and product development of $6 million accounted for approximately 50 percent of the current year increase in fixed costs.

Net Sales and Operating Loss
(Unaudited, in millions)
                                  Quarter Ended
                                   November 30                         Increase/
                                        1998           1997           (Decrease)

        Net Sales:

          Corn......................   $    33        $      23        $     10
          Other.....................        43               56             (13)
                                        ------         --------         -------
        Total Net Sales.............   $    76        $      79        $     (3)
                                        ======         ========         =======
        Operating loss:
          Corn......................   $   (76)       $     (68)       $      8
          Other.....................       (10)              (1)              9
                                        ------         --------         -------
          Product line operating
             loss...................   $   (86)        $    (69)       $     17

          Indirect general and
           administrative expenses..       (23)             (20)              3
                                        ------          -------         -------
        Operating Loss..............   $  (109)        $    (89)       $     20
                                        ------          -------         -------

    North American operations had the greatest impact on the current period. An increase in seed corn sales due to timing of deliveries was more than offset by a decrease in wheat sales. Wheat sales were down $9 million due to reduced acres and a decrease in sales price due to low commodity prices resulting in a decrease in operating profit of $6 million from the prior year. North America corn operating results decreased $3 million from prior year first quarter results. Current year results were impacted by additional costs from the expanded introduction of new corn hybrids and increased investments in corn research and product development. Corn research expenses increased $4 million primarily due to increases in compensation costs and expenses associated with technology acquisitions. Compensation costs were higher due to the hiring of additional research staff and increases in base compensation as a result of the competitive environment.

    Outside North America, operating results were $6 million lower in the current period compared to a year earlier. The Latin America region accounted for approximately $3 million of the decrease. Current period unit sales increased approximately 100,000 units over the same period last year. However, the operating profit from the increased sales was offset by inventory writedowns of obsolete corn hybrids in Argentina. In addition, non-recurring cost savings for the period ended November 30, 1997 contributed to the year-to-year change.

    Current period net financial income decreased $16 million from previous year results due to decreased investment income and increased interest expense. Investment income decreased $13 million primarily due to fiscal 1998 results including interest earned on proceeds from DuPont's investment in the Company. The Company did not have excess cash to invest in the first quarter of the current year. Typically the Company borrows money during its first quarter to fund operations. The availability of the excess proceeds from the DuPont transactions last year reduced borrowings, which reduced prior year interest expense.

    The estimated worldwide tax rate of 34 percent reflected in the first quarter of fiscal 1999 is similar to the 33 percent effective tax rate reflected on an annual basis for fiscal 1998. The worldwide effective tax rate for the first quarter of fiscal 1998 was 35 percent. The lower current year first quarter effective tax rate increased the current period loss by approximately $1 million compared to last year's first quarter. The effective tax rate reflected for the first quarter is based on all information available to date. The effective tax rate on an annual basis may vary from what is reflected in the current period, in part as a result of any changes in the mix of earnings between the Company's North American seed business and other worldwide operations.

YEAR 2000

    The Company's Year 2000 compliance program is on schedule. The following key objectives were met during the first quarter of fiscal 1999: core infrastructure and core application remediation efforts are estimated to be 95 to 97 percent complete, the inventory of building systems was completed, the Company began evaluating responses to inquiries of Year 2000 compliance by third party suppliers, the network testing structure is complete, and the plans for testing the remaining systems was completed. Over the next six months, future efforts will focus on developing and executing test plans, assessment of legacy data, completion of equipment assessments to include remediation plans, and completion of initial supplier assessments to include developing formal contingency plans.

    Total costs to address the Year 2000 issue are currently estimated not to exceed $3 to $5 million, unchanged from original estimates.

    Pioneer still believes that the Year 2000 challenge will not materially impact the Company's ability to produce seed products or the ability to sell and distribute these products to customers for planting in the spring of 2000.

EURO CONVERSION

    The Company believes the euro conversion will not have a material impact on the Company's ability to execute transactions during the transition period, which began January 1, 1999, and ends December 31, 2001. The significant requirement of companies during this period is the ability to invoice and accept payment in euro at a customer's request. The Company has systems and processes in place to manage euro denominated transactions if a customer makes this request.

    The Company continues to evaluate the impact the euro conversion will have on its business, however, the Company believes it will not have a material impact on its results of operations or financial condition. Several specific areas have been analyzed as noted.

    The Company has performed an analysis of applicable computer systems readiness for the euro conversion. Plans are in place to upgrade existing systems prior to 2001 to meet the needs of full euro conversion. The cost of these upgrades is not expected to be material to the Company. In addition, the Company has analyzed changing its hedging of foreign-currency-denominated transactions in participating countries from their legacy currency to the euro. Management expects hedging in the euro to reduce the number of hedging contracts and associated administrative costs.

OUTLOOK

    The company continues to validate the yield advantage of Pioneer products. Pioneer has collected over 270,000 side-by-side corn performance comparisons across it's North America market area. The Company's corn hybrids expected to be the top ten sellers for 1999 on average posted a yield advantage of nearly 8 bushels an acre over the average of the top ten competitor hybrids in side-by-side comparisons conducted by Pioneer. The program to hold the price of most of our corn hybrids steady for the 1999 sales season and offer enhanced credit for qualified customers has been positively received. This program, along with high returns per acre from our strong product performance will be key in the Company's effort to gain share in the North American market in 1999.

    The same results were present with Pioneer brand soybeans. Based on 28,000 variety comparisons, Pioneer leader soybeans with the Roundup Ready(1) gene on average held a 2 bushel-per-acre yield advantage over competitive Roundup Ready products. With the addition of 20 new soybean varieties, management believes that 1998's strong North American soybean operations should continue into 1999 as the Company's soybean products are performing well against the competition. The demand for glyphosate-resistant products is expected to increase, and the Company has adequate supplies of these products available for sale in 1999. As a result, sales of glyphosate-resistant products are expected to represent a larger percentage of overall soybean sales in 1999, and margins are expected to improve because of their premium sales price over elite varieties.

    On December 21, 1998, the Company announced the filing of a registration statement to sell $200 million in debt securities. The sale of the debt securities is expected to begin in January 1999 and the proceeds will be used for general corporate purposes.

FORWARD-LOOKING STATEMENT

    This report contains forward-looking statements relating to the Company's operations that are based on management's current expectations, estimates, and projections. Words such as "expects", "anticipates", "plans", "intends", "projects", and similar expressions are used to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. In addition to other factors discussed in this report, some of the important factors that could cause actual results to vary significantly from management's expectations noted in forward-looking statements include the weather, government programs/approvals, commodity prices, changes in corn acreage, intellectual property positions, product performance, product returns, customer preferences, currency fluctuations, the Year 2000 issue, the Euro conversion, and industry consolidations.


(1) Registered trademark of, and used under license from, Monsanto Company.

PIONEER HI-BRED INTERNATIONAL, INC.

PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

         a.Exhibits

              Financial Data Schedule (Exhibit 27).

         b.Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended November 30, 1998.

>


                       PIONEER HI-BRED INTERNATIONAL, INC.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       PIONEER HI-BRED INTERNATIONAL, INC.
                       -----------------------------------
                                  (Registrant)



                            By /s/ JERRY L. CHICOINE
                               ---------------------
                                JERRY L. CHICOINE
                                Executive Vice President and Chief
                                Operating Officer


                            By /s/ BRIAN G. HART
                                 -----------------
                                BRIAN G. HART
                                Vice President and Chief
                                Financial Officer