Form 10-Q
period 1999-02-28
PIONEER HI BRED INTERNATIONAL INC
filed 1999-03-31
CIK 78716

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

                  For quarterly period ended February 28, 1999

                                       OR

______        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          -----------------------------

                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Iowa                                      42-0470520
 ------------------------------            ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



             700 Capital Square, 400 Locust, Des Moines, Iowa 50309
             ------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (515) 248-4800
                                                   --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X            No
                                     ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at March 23, 1999
-----------------------------                     -----------------------------
Common Stock ($1.00 par value)                              190,140,155
Common Stock - Class B ($1.00 stated value)                  49,333,758

                       PIONEER HI-BRED INTERNATIONAL, INC.

                                      INDEX



                                                                                  PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -- February 28, 1999,
             August 31, 1998, and February 28, 1998.........................      3-4


           Consolidated Condensed Statements Of Operations-- Six Months
             Ended February 28, 1999 and 1998...............................        5


           Consolidated Condensed Statements Of Cash Flows-- Six Months
             Ended February 28, 1999 and 1998...............................        6


           Notes to Consolidated Condensed Financial Statements.............     7-10


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................    11-15


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................       16

  Signatures................................................................       17



                                        2

                       PIONEER HI-BRED INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)



                                            February 28,    August 31,      February 28,
ASSETS                                         1999            1998             1998
                                             -----------    ------------    ------------
                                             (Unaudited)                     (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents...........    $     272       $      86       $     578
    Accounts and notes receivable, net..          367             400             339
    Inventories:
      Finished seed.....................          565             273             593
      Unfinished seed...................          262             201             197
      Other.............................           16               7              11
    Income taxes receivable.............            9              --              --
    Deferred income taxes...............           77              69              68
    Prepaid expenses and other
        current assets..................           78               3              72
                                             --------        --------        --------
 ....................Total current assets    $   1,646   $       1,039       $   1,858

LONG-TERM ASSETS........................           59              47              85



PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    February 28, 1999 - $552
    August 31, 1998 - $520
    February 28, 1998 - $514............          619             576             555



INTANGIBLES.............................           65              55              60
                                             --------        --------        --------

                                            $   2,389       $   1,717       $   2,558
                                             ========        ========        ========



See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)



LIABILITIES AND SHAREHOLDERS'                February 28,      August 31,      February 28,
EQUITY                                            1999            1998             1998
                                              ------------    -------------   ------------
                                              (Unaudited)                      (Unaudited)
CURRENT LIABILITIES
    Short-term borrowings.................   $      79        $      76       $      67
    Current maturities of long-term debt..           1               14               6
    Accounts payable, trade...............         240               81             228
    Customer Deposits.....................         525               --             843
    Accrued compensation..................          38               61              45
    Income taxes payable..................          --               46               4
    Other accruals........................          78          _____67         _____77
                                               -------               --              --
      Total current liabilities...........   $     961        $     345       $   1,270
                                              --------         --------        --------


LONG-TERM DEBT............................   $     205        $       5       $      18
                                              --------         --------        --------


DEFERRED ITEMS
    Retirement benefits...................   $      98        $      94       $      88
    Income taxes..........................          18               19              18
                                              --------         --------        --------
                                             $     116        $     113       $     106
                                              --------         --------        --------


MINORITY INTEREST IN SUBSIDIARIES.........   $       7        $       7       $       6
                                              --------         --------        --------


SHAREHOLDERS' EQUITY
    Preferred stock, $100 stated value....   $      --        $      --       $      --
    Common stock, $1 par or stated value..         231              230              93
    Class B common, $1 stated value.......          49               49              --
    Additional paid-in capital............         260              246             242
    Retained earnings.....................       1,308            1,428           1,342
    Accumulated other comprehensive loss,
           Net............................         (42)             (46)            (28)
                                               -------          -------             ---
                                             $   1,806        $   1,907       $   1,649

    Less:  Cost of common shares
      acquired for the treasury...........        (669)            (631)           (457)
      Unearned compensation...............         (37)             (29)            (34)
                                              --------         --------        --------
                                             $   1,100        $   1,247       $   1,158
                                              --------         --------        --------
                                             $   2,389        $   1,717       $   2,558
                                              ========         ========        ========

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited, in millions)

                                         Three Months Ended               Six Months Ended
                                      February 28,   February 28,      February 28,  February 28,
                                          1999          1998              1999           1998
                                      --------------------------       ---------------------------


Net sales..........................   $     300      $     302          $     376      $     381
                                       --------       --------           --------       --------

Operating costs and expenses:
  Cost of goods sold...............   $     137      $     147          $     193      $     198
  Research and product development.          45             38                 85             72
  Selling..........................          75             69                129            124
  General and administrative.......          36             41                 71             69
                                       --------       --------           --------       --------
                                      $     293      $     295          $     478      $     463
                                       --------       --------           --------       --------

  Operating income (loss)..........   $       7      $       7          $    (102)     $     (82)

Investment income..................           7              7                 12             25
Interest expense...................          (5)            (3)               (10)            (5)
Net exchange and other
  losses....................                 (3)            (3)                (8)            (8)
                                   ------------       --------           --------       --------

  Income (loss) before items shown
    below..........................   $       6      $       8          $    (108)     $     (70)

Provision for income taxes.........          (3)            (2)                36             25
Minority interest and other........          --             (2)                --             (2)
                                       --------       --------           --------       --------


  Net income (loss)................   $       3      $       4          $     (72)     $     (47)

Preferred stock dividend...........          --              5                 --              9
                                       --------       --------           --------       --------

  Net income (loss) attributable to
    common shareholders............   $       3      $      (1)         $     (72)     $     (56)
                                       ========       ========           ========       ========

Basic net income (loss) per
  common share*....................   $      .01     $    (.01)         $    (.30)     $    (.25)

Diluted net income (loss) per
  common share*....................   $      .01     $    (.01)         $    (.30)     $    (.25)


Dividends per common share*........   $     .10      $     .09          $     .20      $     .17

Basic average common shares
  outstanding......................       239.4          214.8              239.8          220.5

Diluted average common shares
  outstanding.......................      240.1          214.8              239.8          220.5

*Not in millions

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)

                                                            Six Months Ended
                                                               February 28,
                                                          1999              1998
                                                        -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss).......................................   $     (72)        $     (47)
  Noncash items included in net (loss):
    Depreciation and amortization..................          52                43
    Other..........................................          14                (9)
  Net change in assets and liabilities.............         174               511
                                                       --------          --------
    Net cash provided by operating activities......   $     168         $     498
                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   $     (81)        $     (64)
  Technology Investments...........................          (5)               (5)
  Other............................................         (21)                5
                                                       --------          --------
    Net cash used in investing activities..........   $    (107)        $     (64)
                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) on short-term borrowings.   $      22         $     (20)
  Purchase of common stock.........................         (34)           (1,583)
  Dividends paid...................................         (48)              (47)
  Net proceeds from issuance of preferred stock....          --             1,701
  Net proceeds (payments) on long-term debt........         187                (1)
                                                       --------          --------
    Net cash provided by financing activities......   $     127         $      50
                                                       --------          --------

Effect of foreign currency exchange................   $      (2)        $      (3)
                                                       --------          --------

    Net increase in cash and cash equivalents......   $     186         $     481
Cash and cash equivalents, beginning...............          86                97
                                                       --------          --------
CASH AND CASH EQUIVALENTS, ENDING..................   $     272         $     578
                                                       ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
  Cash paid for:
    Interest.......................................   $       7         $       5
                                                       ========          ========
    Income taxes...................................   $      33         $      23
                                                       ========          ========

NONCASH FINANCING ACTIVITIES:
  Retirement of 49,398,135 shares of treasury stock:
    Common stock...................................   $      --         $      16
    Additional paid-in capital.....................          --             1,509
                                                       --------          --------
    Treasury stock.................................   $      --         $   1,525
                                                       ========          ========

See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.   In  the  opinion  of  the  Company,  the  accompanying   unaudited
     consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present, in accordance with generally accepted accounting principles, the financial position as of February 28, 1999 and 1998, and the results of operations and cash flows for the six months ended February 28, 1999 and 1998. Because of the seasonal nature of the Company's business, the results of operations for the six months ended February 28, 1999, may not be indicative of the results to be expected for the full year.

2. Pioneer has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. Such guarantees totaled approximately $23 million at February 28, 1999 and 1998.

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

4. The following table summarizes the computation of weighted average shares outstanding:

    Three Months Ended February 28                        1999            1998
    ----------------------------------------------------------------------------
    (in millions)

        Number of shares of common stock
        outstanding at beginning of the period.....       239.7          197.4

        Weighted average number of shares of
        common stock issued during the period......         0.2           18.0

        Weighted average number of shares of
        common stock purchased for the treasury....        (0.5)          (0.6)
                                                            ---            ---

        Weighted average number of shares of
        common stock outstanding during the period.       239.4          214.8
                                                          =====          =====


    Six Months Ended February 28,                         1999            1998
    ---------------------------------------------------------------------------
    (in millions)

        Number of shares of common stock
        outstanding at beginning of the period.....       240.3          246.6

        Weighted-average number of shares of
        common stock issued during the period......         0.1            9.0

        Weighted-average number of shares of
        common stock purchased for the treasury....        (0.6)         (35.1)
                                                           ----          -----

        Weighted-average number of shares of
        common stock outstanding during the period.       239.8          220.5
                                                          =====          =====

5. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

                                          February 28, 1999                   February 28, 1998
                                  --------------------------------    -------------------------------

                                  Income/    Shares                   Income/     Shares
                                  (Loss)     Denom-     Per-Share     (Loss)      Denom-    Per-Share
    Three Months Ended            Numerator   inator    Amount        Numerator    inator   Amount
    -------------------------     --------------------------------    -------------------------------
    (in millions, except
       per share amounts)

    Net income                     $    3                              $   4
    Less:  Preferred
        stock dividends                --                                 (5)
                                    -----                               -----

    Basic earnings per share:
    Income(loss) attributable to
        common shareholders        $    3      239.4     $   .01       $  (1)      214.8    $  (.01)
                                                          ======                             ======

    Effect of dilutive securities:
    Convertible preferred stock        --         --                       --          --
    Stock options                      --         .7                       --          --
                                    -----     ------                    -----    --------

    Diluted earnings per share:
    Income(loss) attributable to
        common shareholders        $    3      240.1     $   .01       $  (1)       214.8   $  (.01)
                                    =====    =======     =======        ====     ========    ======



                                          February 28, 1999                   February 28, 1998
                                  --------------------------------    ------------------------------
                                  Income/    Shares                   Income/     Shares
                                  (Loss)     Denom-     Per-Share     (Loss)      Denom-    Per-Share
    Six Months Ended              Numerator   inator    Amount        Numerator    inator   Amount
    -------------------------     --------------------------------    -------------------------------
    (in millions, except
       per share amounts)

    Net (loss)                     $  (72)                             $  (47)
    Less:  Preferred
        stock dividends                --                                  (9)
                                    -----                               ------

    Basic earnings per share:
    (loss) attributable to
        common shareholders        $  (72)     239.8     $  (.30)      $  (56)     220.5    $   (.25)
                                                          ======                             =======

    Effect of dilutive securities:
    Convertible preferred stock        --         --                       --         --
    Stock options                      --         --                       --         --
                                    -----    -------                    -----    -------

    Diluted earnings per share:
    (loss) attributable to
        common shareholders        $  (72)     239.8     $  (.30)      $  (56)      220.5   $   (.25)
                                    =====    =======      ======        =====    ========    =======

The periods presented, with the exception of the Three Months Ended February 28, 1999, reflect a loss attributable to common shareholders. As a result, the effect of convertible preferred stock and stock options are not included in the calculation of diluted earnings per share for the periods with losses as their effects are anti-dilutive.

6.  Accounting Pronouncements

    As of September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on a company's net income (loss) or shareholders' equity. SFAS No.
    130 requires other comprehensive income to include foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities classified as available-for-sale securities, which prior to adoption were reported separately in shareholders' equity. The February 28, 1998, and August 31, 1998, financial statements have been reclassified to conform to the requirements of SFAS No. 130.

    Total comprehensive loss for the six months ended February 28, 1999 and 1998, which includes net loss and other comprensive income (loss) amounted to $67 million and $68 million, respectively.

7.  Subsequent Events:

    On March 15, 1999, Pioneer Hi-Bred International, Inc., an Iowa corporation ("Pioneer"), E. I. du Pont de Nemours and Company, a Delaware corporation ("DuPont"), and Delta Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of DuPont ("Delta"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Pioneer will be merged (the "Merger") into Delta, with Delta surviving the Merger.

    At the effective time of the Merger, each share of Pioneer Common Stock (other than shares held by DuPont and any shares as to which appraisal rights are perfected) will be converted in the Merger, at the election of the holders thereof, into either a fraction of a share of DuPont common stock with an average trading price of $40 or the right to receive $40 in cash, subject to the overall limitation that 45% of the consideration paid to Pioneer stockholders will be cash and 55% will be DuPont common stock. The closing of the Merger is subject to various conditions, including the approval of Pioneer stockholders and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at February 28, 1999, consisted of $79 million in direct short-term borrowings from foreign banks.

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

    The growth in receivables at February 28, 1999, when compared to February 28, 1998, was primarily due to a $37 million increase in trade receivables resulting from deliveries running ahead of prior years in Italy and Greece. This was partially offset by a decrease in North America trade receivables due to timing of deliveries.

    Cash and cash equivalents decreased $306 million primarily due to a decrease of $318 million in customer deposits. The decrease in customer deposits is due to the high level of acceptance to the Company's enhanced customer credit programs offered for the 1999 sales season.

    Long-term debt increased $187 million as a result of the Company's issuance of $200 million in debt securities in January 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net loss for the six months ended February 28, 1999, was $72 million, or $.30 per share, on sales of $376 million. In the first six months of the prior fiscal year, the Company recorded a loss of $47 million on sales of $381 million. After the payment of preferred dividends the net loss attributable to common shareholders for February 28, 1998 totaled $56 million or $.25 per share.

    Due to the seasonality of the seed business, partial-year results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such quarterly comparisons are not emphasized. Typically, most of the Company's revenue and operating profit are generated in the third quarter. Revenues during the Company's first six months of the fiscal year are generated mostly from Southern Hemisphere operations, North American wheat sales, initial southern
North America seed corn sales and worldwide microbial product sales and generally represent less than 25 percent of the Company's annual sales.

Six Months Ended February 28, 1999 compared to the Six Months Ended February 28, 1998

    The current operating loss increased $20 million to $102 million largely due to increase fixed costs through the second quarter of fiscal 1999. The increase in fixed costs of approximately 8 percent was expected due to planned expenditures in research and product development, sales and marketing, information management and other targeted areas. Increased investments in research and product development of $13 million accounted for over 65 percent of the current year increase in fixed costs. Net sales were $5 million lower than prior year sales. Increased seed corn sales were offset by decreases in other products, primarily wheat. Earlier seed corn deliveries outside of North America, primarily Europe, more than offset a decrease in North America seed corn sales resulting from the timing of deliveries to southern United States dealers.

Net Sales and Operating Profit (Loss)
(Unaudited, in millions)

                             Quarter Ended                           Six Months Ended
                              February 28,       Increase/              February 28,       Increase/
                          1999          1998    (Decrease)         1999          1998      (Decrease)
                        ----------------------------------       ------------------------------------
Net sales:
  Corn................  $     255   $     254    $       1       $     288    $     277   $      11
Other.................         45          48           (3)             88          104         (16)
                          -------     -------      -------         -------      -------     -------

Total net sales.......  $     300   $     302    $      (2)      $     376    $     381   $      (5)
                         ========    ========     ========        ========     ========    ========

Operating profit (loss):
  Corn................  $      45   $      46    $      (1)      $     (29)   $     (22)  $      (7)
  Other...............        (14)        (14)          --             (26)         (15)        (11)
                         --------    --------     --------        --------     --------    --------

  Product line operating
    profit (loss).....  $      31   $      32    $      (1)      $     (55)   $     (37)  $     (18)

  Indirect general and
    administrative
      expenses........        (24)        (25)           1             (47)         (45)         (2)
                         --------    --------     --------        --------     --------    --------

Operating income
  (loss)..............  $       7   $       7    $      --       $    (102)   $     (82)  $     (20)
                         ========    ========     ========        ========     ========    ========

Units delivered,
  North America:
    Corn                    1.499       1.723        (.224)          1.447        1.723        (.276)

SEED CORN

North America

    Year-to-date North American seed corn operating loss increased $11 million from the same period a year ago. Deliveries of Pioneer products through the second quarter are running behind last year. Seed corn units delivered are down approximately 13 percent due to fewer units shipped to dealer areas in the southern United States. It is anticipated that corn acreage will be down in this region. The Company does not record a sale until the customer takes delivery of the seed. Average net seed price per unit has increased compared to the prior year as customers are trading up to new higher-value genetics.

    Current year-to-date operating income was also impacted by increased research and product development. Research and product development costs in North America increased $10 million, or 22 percent, compared to the same period a year ago. The Company's continued emphasis on developing improved products for customers played a significant role in the current year increase. Pioneer is increasing its rate of research investment in genomics and lab sciences.

Other Regions

    Seed corn sales outside North America increased $27 million for the first six months of fiscal 1999 compared to the previous year. The increased sales resulted in a $4 million increase in operating income over February 28, 1998 results.

    Current year European seed corn operating income increased $9 million from the same period a year ago. Earlier seed deliveries in southern Europe was the primary driver for improved current period results. Research and product development expenditures increased $6 million or 22 percent.


OTHER PRODUCTS

    The current year operating loss from other products increased $11 million from the loss recorded a year earlier. This increase is due primarily to decreased wheat sales in North America and lower alfalfa sales in Latin America. Almost all of the Company's wheat sales occur by the end of the second quarter of the year. Wheat sales were down $8 million with a decrease in operating profit of $5 million due to low commodity prices which decreased sales price and acreage. Operating results decreased $4 million due to the Company's equity ownership in Optimum Quality Grains, L.L.C..


NET FINANCIAL AND TAXES

    Year-to-date net financial income decreased $18 million from previous year results due to decreased investment income and increased interest expense. Investment income decreased $13 million primarily due to fiscal 1998 first quarter results including interest earned on proceeds from DuPont's investment in the Company. The Company did not have excess cash to invest in the first quarter of the current year. Typically the Company borrows money during its first quarter to fund operations. The availability of the excess proceeds from the DuPont transactions last year reduced borrowings, which reduced prior year interest expense.

    The estimated worldwide tax rate of 33 percent reflected in the first six months of fiscal 1999 is the same as the 33 percent effective tax rate reflected on an annual basis for fiscal 1998. The worldwide effective tax rate for the first half of fiscal 1998 was 35 percent. The lower effective tax rate increased the year-to-date loss by approximately $2 million, or $.01 per share, compared to last year. The effective tax rate reflected for the second quarter is based on information available to date. The effective tax rate on an annual basis may vary from what is reflected in the current period, in part as a result of any changes in the mix of earnings between the Company's North American seed business and other worldwide operations.

YEAR 2000

    The Company's Year 2000 compliance program is on schedule. The following key objectives were met during the first six months of fiscal 1999. Core infrastructure and core application remediation efforts are estimated to be more than 95 percent complete. The inventory of building, lab, and seed production equipment is complete and assessments started. The Company has completed assessments for a large percentage of third party suppliers and has established a schedule for further investigation of Year 2000 compliance status for specific suppliers. An integrated network testing environment was established covering all corporate processing platforms. Over the next six months, compliance efforts will focus on developing and executing test plans, completing assessment of legacy data, remediation of non-compliant equipment, and completion of supplier assessments to include developing formal contingency plans.

    Total costs to address the Year 2000 issue are currently estimated not to exceed $3 to $5 million, unchanged from original estimates.

    Pioneer believes that the Year 2000 challenge will not materially impact the Company's ability to produce seed products or the ability to sell and distribute these products to customers for planting in the spring of 2000.

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

OUTLOOK

    Pioneer products continue to demonstrate value for our customers. The Company's corn hybrids anticipated to be the top ten volume products for 1999 on average posted a yield advantage of nearly 8 bushels an acre over the average of the top ten competitor hybrids in side-by-side comparisons last fall. Of the seed corn units invoiced to date in North America nearly two-thirds are from new genetics -- hybrids introduced in 1997 or later. In addition, corn hybrids with the Bt gene for resistance to European Corn Borer represented approximately one-third of North America seed corn units invoiced. The sales of new genetics is expected to result in higher seed corn margins in North America.

    Invoiced seed corn units in North American sales rep areas are running ahead of last year. Sales rep areas account for nearly 90 percent of the Company's annual North America seed corn sales volume. Invoiced seed corn units in North American dealer areas are behind last year primarily due to lower anticipated corn acreage in the southern United States. The Company expects market share gains in North America and other key seed markets around the world.

    Pioneer brand soybeans are demonstrating excellent results. Based on 28,000 variety comparisons, Pioneer leader soybeans with the Roundup Ready(1) gene on average held a 2 bushel-per-acre yield advantage over competitive Roundup Ready products. Through second quarter, glyphosate-resistant products represented nearly two-thirds of total soybeans invoiced, compared to nearly 40 percent for fiscal year 1998. Soybean operating income is expected to improve as a result of anticipated market share increase and higher average price per unit due to a higher proportion of glyphosate resistant products sold. Invoicing of current year soybean sales are ahead of the same period last year by over 2 million units.


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

                      PIONEER HI-BRED INTERNATIONAL, INC.

                          PART II - OTHER INFORMATION



Item 6. - Exhibits and Reports on Form 8-K

         a. Exhibits

              Financial Data Schedule (Exhibit 27).

         b. Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the six months ended February 28, 1999.

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



                       PIONEER HI-BRED INTERNATIONAL, INC.
                                  (Registrant)



                           By       /s/   JERRY L. CHICOINE
                                    ----------------------------------------
                                JERRY L. CHICOINE
                                          Executive Vice President and Chief
                                Operating Officer


                           By       /s/   BRIAN G. HART
                                    ----------------------------------------
                                  BRIAN G. HART
                                          Vice President and Chief
                                Financial Officer






Dated:  March 30, 1999