Form 10-Q
period 1999-05-31
PIONEER HI BRED INTERNATIONAL INC
filed 1999-07-12
CIK 78716

18

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number : 0-7908

                       PIONEER HI-BRED INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                      Iowa                                                     42-0470520
-------------------------------------------------------------       ----------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

             800 Capital Square, 400 Locust, Des Moines, Iowa 50309
-------------------------------------------------------------------------------
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

                             Yes      X            No
                            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at June 22, 1999
------------------------------------------         -----------------------------
Common Stock ($1.00 par value)                                239,470,394
Class B Common Stock ($1.00 par value)                                  -

================================================================================

                       PIONEER HI-BRED INTERNATIONAL, INC.


                                      INDEX


                                                                                PAGE
                                                                                -----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets -- May 31, 1999,
             August 31, 1998, and May 31, 1998..............................      3-4


           Consolidated Condensed Statements Of Operations-- Three Months
             and Nine Months Ended May 31, 1999 and May 31, 1998............        5


           Consolidated Condensed Statements Of Cash Flows-- Nine Months
             Ended May 31, 1999 and May 31, 1998............................        6


           Notes to Consolidated Condensed Financial Statements.............     7-10


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................    11-16


PART II - OTHER INFORMATION

  Item 5.  Market price of and dividends on registrants' common equity and related
             stockholder matters............................................       17

  Item 6.  Exhibits and Reports on Form 8-K.................................       17

  Signatures................................................................       18

                       PIONEER HI-BRED INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)


                                             May 31,        August 31,        May 31,
                      ASSETS                   1999            1998             1998
                                             ----------     ----------      -----------
                                             (Unaudited)                    (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents...........    $      88       $      86       $     284
    Accounts and notes receivable, net..          991             400             561
    Inventories:
      Finished seed.....................          320             273             303
      Unfinished seed...................          123             201             102
      Other.............................           10               7               9
    Deferred income taxes...............           54              69              60
    Prepaid expenses and other current
          assets........................            7               3               7
                                                -----           -----           -----
 ....................Total current assets     $  1,593       $   1,039       $   1,326


LONG-TERM ASSETS........................           57              47              62


PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and allowances
    May 31, 1999 - $558
    August 31, 1998 - $520
    May 31, 1998- $517..................          635             576             567



INTANGIBLES.............................           78              55              58
                                                -----           -----           -----
                                            $   2,363       $   1,717       $   2,013
                                                =====           =====           =====



            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)


LIABILITIES AND SHAREHOLDERS'                    May 31,       August 31,       May 31,
EQUITY                                            1999           1998            1998
                                                --------       ---------      ----------
                                              (Unaudited)                     (Unaudited)
CURRENT LIABILITIES
    Short-term borrowings.................   $     198        $      76       $      56
    Current maturities of long-term debt..           1               14               4
    Accounts payable, trade...............         151               81             119
    Accrued compensation..................          50               61              54
    Income taxes payable..................          92               46             166
    Other accruals........................         104               67              80
                                                 -----            -----           -----
      Total current liabilities...........   $     596        $     345       $     479
                                                 -----            -----           -----
LONG-TERM DEBT............................   $     205        $       5       $      17
                                                 -----            -----           -----

DEFERRED ITEMS
    Postretirement benefits...............   $     104        $      94       $      92
    Income taxes..........................          18               19              17
                                                 -----            -----           -----
                                             $     122        $     113       $     109
                                                 -----            -----           -----

MINORITY INTEREST IN SUBSIDIARIES.........   $       8        $       7       $       9
                                                 -----            -----           -----

SHAREHOLDERS' EQUITY
    Common stock, $1 par value............   $     280        $     230       $     230
    Class B common, $1 stated value.......           -               49              49
    Additional paid-in capital............         260              246             242
    Retained earnings.....................       1,645            1,428           1,501
    Accumulated other comprehensive loss,
        net...............................         (50)             (46)            (34)
                                                 -----            -----           -----
                                             $   2,135        $   1,907       $   1,988

    Less:  Cost of common shares
      acquired for the treasury...........        (669)            (631)           (557)
    Unearned compensation.................         (34)             (29)            (32)
                                                 -----            -----           -----
                                             $   1,432        $   1,247       $   1,399
                                                 -----            -----           -----
                                             $   2,363        $   1,717       $   2,013
                                                 =====            =====           =====



            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Unaudited, in millions)


                                         Three Months Ended                Nine Months Ended
                                         May 31,      May 31,           May 31,        May 31,
                                          1999          1998              1999           1998
                                         ---------------------          ----------------------

Net sales..........................   $   1,324      $   1,317          $   1,700      $   1,698
                                          -----          -----              -----          -----
Operating costs and expenses:
  Cost of goods sold...............   $     516      $     517          $     709      $     716
  Research and product development.          55             43                140            115
  Selling..........................         214            193                343            317
  General and administrative.......          44             34                115            103
                                          -----          -----              -----          -----
                                      $     829      $     787          $   1,307      $   1,251
                                          -----          -----              -----          -----
  Operating income.................   $     495      $     530          $     393      $     447

Investment income..................          19             11                 31             36
Interest expense...................          (8)            (4)               (18)            (9)
Net exchange and other gains (losses)        (9)            22                (17)            14
                                          -----          -----              -----          -----
  Income before items shown
    below..........................   $     497      $     559          $     389      $     488

Provision for income taxes.........        (134)          (191)               (98)          (166)
Minority interest and other........          (2)            (2)                (2)            (3)
                                          -----          -----              -----          -----

  Net income.......................   $     361      $     366          $     289      $     319
                                          =====          =====              =====          =====
  Preferred stock dividend.........          --             --                 --             (9)
                                          =====          =====              =====          =====
  Net income available to
    common stockholders............   $     361      $     366          $     289      $     310
                                          =====          =====              =====          =====
Income per common share basic*.....   $     1.50     $    1.50          $     1.20     $    1.36
Income per common share diluted*...         1.50          1.50                1.20          1.26

Dividends per common share*........   $     .10      $     .09          $     .30      $     .26

Weighted average number of common
  shares outstanding basic.........       239.5          244.0              239.7          228.4
Weighted average number of common
  shares outstanding diluted.......       240.5          245.1              240.5          253.2

* Not in millions




            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in millions)

                                                            Nine Months Ended
                                                       May 31,           May 31,
                                                         1999              1998
                                                       -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................   $     289         $     319
  Noncash items included in net income:
    Depreciation and amortization..................          83                64
    Gain on sale of available-for-sale securities..           -               (20)
    Other..........................................           7                (4)
  Change in assets and liabilities, net
    Receivables....................................        (643)             (263)
    Other assets and liabilities...................         213               232
                                                          -----             -----
    Net cash provided by operating activities......   $     (51)        $     328
                                                          -----             -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................   $    (143)        $     (87)
  Technology investments...........................         (14)               (5)
  Proceeds on sale of available-for-sale securities           -                40
  Other............................................          (7)                -
                                                          -----             -----
    Net cash used in investing activities..........   $    (164)        $     (52)
                                                          -----             -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on short-term borrowings.   $     142         $     (30)
  Purchase common stock............................         (34)           (1,683)
  Dividends on common and preferred stock..........         (72)              (68)
  Net proceeds from issuance of preferred stock....           -             1,701
  Net proceeds (payments) on long-term debt........         187                (5)
                                                          -----             -----
    Net cash used in financing activities..........   $     223         $     (85)
                                                          -----             -----
Effect of foreign currency exchange rate changes on
  cash and cash equivalents........................   $      (6)        $     ( 4)
                                                          -----             -----
   Net increase in cash and cash equivalents.......   $       2         $     187
Cash and cash equivalents, beginning...............          86                97
                                                          -----             -----
CASH AND CASH EQUIVALENTS, ENDING                     $      88         $     284
                                                          =====             =====
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid for:
    Interest................................          $      12         $       9
                                                          =====             =====
    Income taxes............................          $      44         $      35
                                                          =====             =====
NON CASH FINANCING ACTIVITIES
  Retirement of 49,398,135 shares of treasury stock:
    Common stock............................          $       -         $      16
    Additional paid in capital..............                  -             1,509
                                                          -----             -----
    Treasury stock..........................          $       -         $   1,525
                                                          =====             =====
  Stock split in the form of a 200% common
    stock dividend..........................          $       -         $     186
                                                          =====             =====


            See Notes to Consolidated Condensed Financial Statements.

                       PIONEER HI-BRED INTERNATIONAL, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position as of May 31, 1999 and 1998, and the results of operations and cash flows for the nine months ended May 31, 1999 and 1998. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended May 31, 1999, may not be indicative of the results to be expected for the full year.

2. The Company has guaranteed the repayment of principal and interest on certain obligations of Village Court Associates, an affiliated real estate venture. Such guarantees totaled approximately $23 million at May 31, 1999 and 1998.

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

4. On March 15, 1999, Pioneer Hi-Bred International, Inc., an Iowa corporation ("Pioneer"), E. I. du Pont de Nemours and Company, a Delaware corporation ("DuPont"), and Delta Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of DuPont ("Delta"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Pioneer will be merged (the "Merger") into Delta, with Delta surviving the Merger. Following the signing of the Merger Agreement, all class B common stock was converted to common stock on a one for one basis.

     If the merger is completed, Pioneer shareholders, other than DuPont, will receive $40 for each Pioneer share they own. Pioneer shareholders may elect to receive the $40 in shares of DuPont common stock based on the average trading price of DuPont common stock over the 10-trading day period ending three trading days before the date of the special meeting of Pioneer shareholders or may choose to receive the $40 in cash. Only 45 percent of the aggregate consideration paid by DuPont will be in the form of cash and the remaining 55 percent will be in the form of DuPont common stock. The closing of the Merger is subject to various conditions, including the approval of Pioneer stockholders.

     On May 21, 1999, the Company met the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and was notified that the U.S. Department of Justice had completed it's review. Even after the termination of the waiting period, the Antitrust Division of the Department of Justice and the Federal Trade Commission will have the authority to challenge the merger on antitrust grounds before or after the merger is completed.

     On June 21, 1999, Pioneer was informed by the European Commission that DuPont's acquisition of the 80 percent of Pioneer not currently owned by DuPont has received merger clearance. The Company does not believe that any other material regulatory approvals will be required.

     On July 2, 1999, the Company filed a transaction statement on Schedule 13e-3 with the Securities and Exchange Commission (SEC) outlining the terms of the merger with DuPont. The filing includes a proposed proxy statement for Pioneer to use in soliciting proxies for the Pioneer special meeting of shareholders. Following review by the SEC and approval by Pioneer shareholders, the merger is expected to be completed late this summer.

5. Except for the calculation of votes per share, shareholder rights and preferences are substantially the same for both common stock and class B common stock. Pursuant to the Company's existing time phased voting structure every share of common stock is generally entitled to five votes, if it has been beneficially owned continuously by the same holder for a period of 36 months. Holders of class B common stock are entitled to cast votes equal to their percentage of common stock equivalent economic ownership interest in the Company, not to exceed 20%. Both common stock and class B common stock are included jointly in all reference to common stock. Following the signing of the merger agreement with DuPont on March 15, 1999, Pioneer exchanged, on a share-for-share basis. Pioneer common shares entitled to five votes per share for all Pioneer class B common shares previously owned by DuPont. This conversion had no effect on the number of shares used to calculate earnings per share. The following table summarizes the computation of basic weighted-average common shares outstanding for the periods presented:

    Three Months Ended May 31,                                     1999            1998
    -----------------------------------------------------------------------------------
    (in millions)

        Number of shares of common stock outstanding at beginning
        of period                                                 239.5           245.3

        Weighted-average number of shares of common
         stock issued during the period                              -                -

        Weighted-average number of shares of common stock purchased
        for the treasury                                                -          (1.3)

        Weighted-average number of shares of common stock
        outstanding during the period                             239.5           244.0



    Nine Months Ended May 31,                                      1999            1998
    -----------------------------------------------------------------------------------
    (in millions)

        Number of shares of common stock outstanding at beginning
        of period                                                 240.3           246.7

        Weighted-average number of shares of common stock issued
        during the period                                           0.3            22.8

        Weighted-average number of shares of common stock purchased
        for the treasury or retired                                (0.9)          (41.1)

        Weighted-average number of shares of common stock
        outstanding during the period                             239.7           228.4

6. The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods presented:

    Three Months Ended                    May 31, 1999                        May 31, 1998
    ------------------            -------------------------------     -------------------------------
    (in millions, except                     Shares                               Shares
       per share amounts)         Income     Denom-     Per-Share     Income      Denom-    Per-Share
                                  Numerator   inator    Amount        Numerator    inator   Amount
                                  ---------  --------  ----------     ----------  --------  ---------
    Basic earnings per share:
    Net income attributable to
        common shareholders        $    361     239.5    $  1.50       $    366     244.0   $  1.50

    Effect of dilutive securities:
    Stock options                         -       1.0                         -       1.1
                                      -----     -----                     -----     -----
    Diluted earnings per share:
    Net income attributable to
        common shareholders        $    361     240.5    $  1.50       $    366     245.1   $  1.50
                                      =====     =====      =====          =====     =====     =====


    Nine Months Ended                     May 31, 1999                        May 31, 1998
    -----------------             ---------------------------    -----------------------------------
    (in millions, except                     Shares                               Shares
       per share amounts)           Income  Denom-   Per-Share     Income Denom-  Per-Share
                                  Numerator   inator    Amount        Numerator    inator     Amount
                                  --------  -------  ----------    ------------   ---------   -----
    Basic earnings per share:
    Net Income                     $    289                            $    319
    Less:  Preferred
        stock dividends                   -                                  (9)
                                      -----                               -----
    Net income attributable to
        common shareholders        $   289      239.7    $  1.20       $   310       228.4    $ 1.36

    Effect of dilutive securities:
    Convertible preferred stock           -        -                         9       23.7
    Stock options                         -       0.8                        -        1.1
                                      -----     -----                    -----      -----
    Diluted earnings per share:
    Net income attributable to
        common shareholders        $    289     240.5    $  1.20       $    319      253.2    $ 1.26
                                      =====     =====      =====          =====      =====     =====

7.   Accounting Pronouncements

     As of September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on a company's net income (loss) or shareholders' equity. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities classified as available-for-sale securities, which prior to adoption were reported separately in shareholders' equity. The May 31, 1998, and August 31, 1998, financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     Total comprehensive income for the nine months ended May 31, 1999 and 1998, which includes net income and other comprehensive income amounted to $286 million and $292 million, respectively.

8. Income tax expense for the first nine months of fiscal 1999 is based upon an estimated worldwide effective tax rate for the year of 33 percent. The provision for the quarter ended May 31, 1999, was reduced by a benefit resulting from tax settlements. The worldwide effective tax rate for the same period the previous year was 34 percent. The effective tax rate reflected for the third quarter is based on information available to date. The effective tax rate on an annual basis may vary from what is reflected in the current period, principally due to the timing of the DuPont merger transaction as well as any changes in the mix of earnings between the Company's North American seed business and other worldwide operations.

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

    Most of the Company's financing is done through the issuance of commercial paper in the U.S., backed by revolving and seasonal lines of credit. In addition, foreign lines of credit and direct borrowing agreements are relied upon to support overseas financing needs. Short-term debt at May 31, 1999, consisted of $121 million in domestic commercial paper and $77 million in direct short-term borrowings from foreign banks.

During fiscal 1999, the Company has the following domestic lines of credit available:
(in millions)
                                    Revolving      Seasonal      Total

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

    In connection with the agreement described above, the Company issued convertible preferred stock to DuPont, which was converted to Class B common stock during fiscal year 1998. As required by the agreement, Pioneer used a majority of the proceeds to purchase shares of the Company's outstanding common stock through a Dutch auction self-tender. The excess proceeds from these transactions of approximately $170 million were used for 1998 operations and to purchase additional shares of Pioneer common stock on the open market through the Company's stock repurchase program. Following the signing of the Merger Agreement, (note 4), all class B common stock was converted to common stock on a one for one basis.

    The decrease in the Company's cash position and increase in accounts receivable at May 31, 1999 is primarily due to the high level of acceptance to the Company's enhanced customer credit programs offered for the 1999 sales season. The four-fold increase in the customer credit programs created the need for additional short-term borrowings. In addition, prior year short-term borrowings were not at traditional levels due to the agreement described above with DuPont. Cash from that transaction decreased prior year short-term borrowing needs.

    Long-term debt increased $188 million as a result of the Company's issuance of $200 million in debt securities in January 1999.

    Impacting treasury stock for the nine months ended May 31, 1999, was the repurchase of 1.2 million shares of the Company's stock for a total of $33.7 million through the Company's share repurchase program.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:

    Net income for the nine months ended May 31, 1999, was $289 million on sales of $1.7 billion, or $1.20 per diluted share. Net income totaled $319 million, or $1.26 per diluted share, on sales of $1.7 billion for the first nine months of fiscal 1998.

    Due to the seasonality of the seed business, partial-year results and quarter-to-quarter comparisons are not always meaningful. Accordingly, such quarterly comparisons are not emphasized. Typically, most of the Company's revenue and operating profit are generated in the third quarter.

The downturn in the world agricultural economy has had a substantial impact on the Company's current year results. The Company's preliminary estimates show Pioneer maintained its 42 percent market share in a very competitive North American hybrid seed corn market in 1999. The Company's products performed well in side-by-side comparisons conducted by Pioneer during the 1998 harvest. Customers had many choices of seed supply available to them during the current selling season. The proven quality of the Company's product line-up played a significant role in current year results.

There is excitement surrounding Pioneer's soybean operations in North America. Results in 1999 will again reflect record sales and profits from the Company's soybean business. Glyphosate-resistant products represented approximately two-thirds of total year-to-date unit sales, compared to approximately 40 percent of total unit sales a year ago. Soybean margins improved because of the premium sales price of glyphosate-resistant products over elite varieties.

    Operating results for operations outside the United States have declined from a year ago due to depressed grain prices, reduced farm income, Genetically Modified Organisms (GMO) concerns and economic issues in several markets.

Nine Months Ended May 31, 1999 compared to the Nine Months Ended May 31, 1998

    Operating income for the first nine months of fiscal 1999 decreased $54 million to $393 million. A decrease in corn acreage in the United States resulted in lower corn unit sales in 1999 compared to 1998. Reduced seed corn sales, increased investments in research and product development and intellectual property protection, higher loan loss provision and merger related costs reduced operating income. Record soybean results only partially offset these increased costs.

Net Sales and Operating Profit
(Unaudited, in millions)

                             Quarter Ended                          Nine Months Ended
                         May 31,       May 31,   Increase/          May 31,     May 31,   Increase/
                          1999          1998    (Decrease)           1999        1998     (Decrease)
                         ---------------------------------          --------------------------------
Net sales:
  Corn:
    North America.....  $     789   $     807    $     (18)      $     898    $     932   $     (34)
    Europe............        165         190          (25)            289          295          (6)
    Other Regions.....         27          25            2              82           72          10
                            -----       -----        -----           -----        -----       -----
                        $     981   $   1,022    $     (41)      $   1,269    $   1,299   $     (30)
  Soybeans............        241         194           47             256          210          46
  Other...............        102         101            1             175          189         (14)
                            -----       -----        -----           -----        -----       -----
Total net sales.......  $   1,324   $   1,317    $       7       $   1,700    $   1,698   $       2
                            =====       =====        =====           =====        =====       =====
Operating profit:
  Corn................  $     422   $     470    $     (48)      $     393    $     448   $     (55)
  Soybean.............         82          56           26              66           40          26
  Other...............         23          26           (3)             13           27         (14)
                            -----       -----        -----           -----        -----       -----
  Product line operating
    profit............  $     527   $     552    $     (25)      $     472    $     515   $     (43)

  Indirect general and
    administrative
      expenses........        (32)        (22)         (10)            (79)         (68)        (11)
                            -----       -----        -----           -----        -----       -----
Operating income......  $     495   $     530    $     (35)      $     393    $     447   $     (54)
                            =====       =====        =====           =====        =====       =====
Units delivered:
  Corn:
    North America.....        9.5         9.7         (0.2)           11.0         11.4         (0.4)
     Europe...........        1.7         1.7           -              2.7          2.7           -
     Other Regions....        0.4         0.3          0.1             1.3          1.1          0.2
                            -----       -----        -----           -----        -----        -----
                             11.6        11.7         (0.1)           15.0         15.2         (0.2)
                            =====       =====        =====           =====        =====        =====
  Soybean-North America      13.8        11.2          2.6            14.4         12.0          2.4
                            =====       =====        =====           =====        =====        =====

SEED CORN

North America

    Operating profit in North America decreased $45 million over 1998 results. This decrease is largely due to lower unit sales, increased investment in research and product development, and higher provisions for loan loss reserves from the Company's enhanced credit programs. Current year seed corn unit sales through third quarter are down approximately 400,000 units, or 3.5 percent, over those recorded in the previous year due to a decrease in corn acreage. Low commodity prices in the United States typically drive down the number of acres planted to corn. Corn commodity prices have been significantly depressed this year and as a result the North America market size for corn is estimated at 80.9 million acres, a decrease of more than 3 percent from 1998. Current estimates of North America market share are approximately 42 percent, maintaining the previous year market concentration.

    The sales of new genetics increased the average price per unit, however the intensity of the competitive environment increased sampling and discounts which resulted in the average sales price remaining comparable to the prior year. Nearly two-thirds of 1999 unit sales are from new genetics - hybrids introduced in 1997 or later. Unit sales of corn hybrids with the Bt gene for resistance to the European Corn Borer (ECB) increased 1.3 million units, more than 50 percent over prior year unit sales.

    The Company's expanded customer credit program was positively received by the Company's customers. The deferred payment program is approximately four times the volume of the prior year. The increased volume increased the provision for loan losses $9 million over the prior year provision.

    Due to Pioneer's continued commitment to invest for the future the Company's investment in research and product development and information management increased costs $25 million or 10 percent. The Company's investment in research increased $17 million or 24 percent over prior year.

Other Regions

    Seed corn operating results outside North America decreased approximately $10 million for the first nine months of fiscal 1999 compared to the same period in the previous year. An increase in Italy due to increased corn acreage from improved commodity prices was more than offset by market share decreases in northern Europe and increased inventory writedowns in Europe and Latin America.

SOYBEANS

    Year-to-date soybean operating income improved nearly 65 percent from the prior year, almost entirely the result of record North American operations. Soybean operations continue to grow, and have improved on the record results reflected a year ago. Soybean operations have benefited from the farmer's efforts to minimize input costs by switching from higher input cost crops such as corn to lower input cost crops. The shift to lower input cost crops and a federal loan program that pays higher rates for soybeans increased acres planted to soybeans by approximately 2 million acres or 3 percent over 1998. Product mix has also contributed to improved operating performance.

    North America unit sales have increased almost 20 percent,  or approximately
2.4 million units from 1998 levels. The increased sales resulted in an estimated market share increase of approximately 3 percent. Unit sales of soybeans with the Roundup Ready(1) gene are estimated to comprise approximately two-thirds of current year soybean unit sales compared to 40 percent of prior year sales. This change in product mix is the major factor in the increased average sales price of approximately 4 percent.

OTHER PRODUCTS

    Other products current year operating results decreased $14 million over those recorded a year earlier. Gains in sunflower and canola were more than offset by decreases in wheat and alfalfa, increased fixed costs, and the Company's share of the losses in Optimum Quality Grains, L.L.C..

INDIRECT GENERAL AND ADMINISTRATIVE EXPENSES

    Current year indirect general and administrative expenses increased $11 million, or 16 percent, over 1998 levels. Increased cost for intellectual property protection and costs associated with the pending merger with DuPont are the primary reasons for the increase.

NET FINANCIAL AND TAXES

    Net financial for the nine months ended May 31, 1999, was an expense of $4 million, compared to income of $41 million for the same period ended May 31, 1998. Net exchange and other gains and losses in the prior year were impacted by a gain on the sale of two million shares of Mycogen Corporation stock in 1998. The Mycogen transactions, net of expenses, increased earnings per share $.04 for 1998. In addition, the net proceeds from the equity transaction with DuPont resulted in increased interest income and decreased interest expense for the prior year.

    Income tax expense for the first nine months of fiscal 1999 is based upon an estimated worldwide effective tax rate for the year of 33 percent. The provision for the quarter ended May 31, 1999, was reduced by a benefit resulting from tax settlements. The worldwide effective tax rate for the same period the previous year was 34 percent. The effective tax rate reflected for the third quarter is based on information available to date. The effective tax rate on an annual basis may vary from what is reflected in the current period, principally due to the timing of the DuPont merger transaction as well as any changes in the mix of earnings between the Company's North American seed business and other worldwide operations.

YEAR 2000

    The Company's Year 2000 compliance program is on schedule. The following key objectives have been met by the close of June 1999. Core infrastructure and core application remediation efforts are substantially complete and certification efforts within our integrated Y2K testing environment are on schedule. The assessment of office automation, building, lab, and seed production equipment is substantially complete and remediation efforts are on schedule. The preliminary assessment of key third-party suppliers is complete. Contingency plans are being developed given our risk assessment of certain key suppliers. Over the next six months, compliance efforts will focus on executing test plans to prove and document system compliance, completing remediation of non-compliant equipment, and completing formal contingency plans covering facility operations and key supplier services.

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

ALLIANCE WITH DUPONT

     On March 15, 1999, Pioneer Hi-Bred International, Inc., an Iowa corporation ("Pioneer"), E. I. du Pont de Nemours and Company, a Delaware corporation ("DuPont"), and Delta Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of DuPont ("Delta"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Pioneer will be merged (the "Merger") into Delta, with Delta surviving the Merger. Following the signing of the Merger Agreement, all class B common stock was converted to common stock on a one for one basis.

    If the merger is completed, Pioneer shareholders, other than DuPont, will receive $40 for each Pioneer share they own. Pioneer shareholders may elect to receive the $40 in shares of DuPont common stock based on the average trading price of DuPont common stock over the 10-trading day period ending three trading days before the date of the special meeting of Pioneer shareholders or may choose to receive the $40 in cash. Only 45 percent of the aggregate consideration paid by DuPont will be in the form of cash and the remaining 55 percent will be in the form of DuPont common stock. The closing of the Merger is subject to various conditions, including the approval of Pioneer stockholders.

    On May 21, 1999, the Company met the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and was notified that the U.S. Department of Justice had completed it's review. Even after the termination of the waiting period, the Antitrust Division of the Department of Justice and the Federal Trade Commission will have the authority to challenge the merger on antitrust grounds before or after the merger is completed.

    On June 21, 1999, Pioneer was informed by the European Commission that DuPont's acquisition of the 80 percent of Pioneer not currently owned by DuPont has received merger clearance. The Company does not believe that any other material regulatory approvals will be required.

    On July 2, 1999, the Company filed a transaction statement on Schedule 13e-3 with the Securities and Exchange Commission (SEC) outlining the terms of the merger with DuPont. The filing includes a proposed proxy statement for Pioneer to use in soliciting proxies for the Pioneer special meeting of shareholders. Following review by the SEC and approval by Pioneer shareholders, the merger is expected to be completed late this summer.

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

                       PIONEER HI-BRED INTERNATIONAL, INC.


                           PART II - OTHER INFORMATION


Item 5. - Market price of and dividends on registrants common equity and related stockholder matters

    Pioneer will hold its 2000 annual meeting of Pioneer shareholders on January 25, 2000 only if the merger with DuPont is not consummated. In the event, that such a meeting is held, any proposals of Pioneer shareholders intended to be presented at the 2000 annual meeting must be submitted in writing and received by the Corporate Secretary of Pioneer Hi-Bred International, Inc. at 800 Capital Square, 400 Locust Street, P.O. Box 14458, Des Moines, Iowa 50306-3458 no later than August 11, 1999 in order to be considered for inclusion in the Pioneer 2000 annual meeting proxy materials.

    A Pioneer shareholder intending to present a proposal to the 2000 Annual Meeting who does not intend to have such proposal included in the Proxy Statement and form of Proxy, must submit such proposal in writing to the address set forth above. Written notice of the intent to make such a proposal must be given, either by personal delivery or United States Mail, First Class postage prepaid to the address above by October 27, 1999. The notice must otherwise comply with requirements of the Company's By-laws.


Item 6. - Exhibits and Reports on Form 8-K

         a.Exhibits

              Financial Data Schedule (Exhibit 27).

         b.Reports on Form 8-K

              On March 17, 1999, the Company filed a report on Form 8-K reporting under Item 5, that Pioneer Hi-Bred International, Inc., E. I. du Pont de Nemours and Company (DuPont), and Delta Acquisition Sub, Inc., a wholly owned subsidiary of DuPont entered into an Agreement and Plan of Merger on March 15, 1999, pursuant to which Pioneer will be merged into Delta, with Delta surviving the Merger. Related exhibits were included under Item 7 of the report.

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


Dated: July 12, 1999